Form 10-K
period 1996-06-30
ENERCORP INC
filed 1996-09-27
CIK 313116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

       X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED: June 30, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                          ACT OF 1934 (NO FEE REQUIRED)

                        FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number: 0-9083

                                 Enercorp, Inc.
             (Exact name of Registrant as specified in its charter)
                              Colorado 84-0768802
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

7001 Orchard Lake Road, Suite 426
West Bloomfield, Michigan                                          48322
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (810) 851-5654

           Securities registered pursuant to Section12(b) of the Act:
                                      None

                    Securities registered pursuant to Section
                               12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

         As of July 31, 1996 there were 590,897 shares of common stock outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Registrant held by non-affiliates was approximately $790,000.

                                 Enercorp, Inc.
                Form 10-K Filing for the Year Ended June 30, 1996

                                      INDEX

                                                                                                         PAGE
PART I

         Item 1.     Business                                                                             3-12
         Item 2.     Properties                                                                           12
         Item 3.     Legal Proceedings                                                                    13
         Item 4.     Submission of Matters to a Vote of Security Holders                                  13-14

PART II

         Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                14-15
         Item 6.     Selected Financial Data                                                              15-16
         Item 7.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                             16-17
         Item 8.     Financial Statements and Supplementary Data                                          17
         Item 9.     Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                              17

PART III

         Item 10.    Directory and Executive Officers of the Registrant                                   18-19
         Item 11.    Executive Compensation                                                               19-20
         Item 12.    Security Ownership of Certain Beneficial Owners and Management                                20-22
         Item 13.    Certain Relationships and Related Transactions                                       22

PART IV

         Item 14.    Exhibits, Financial Statement Schedules and Reports of Form 8-K                      23-24

SIGNATURES                                                                                                25

                                 Enercorp, Inc.

                                    FORM 10-K

                                     PART 1

Item 1.           Business

         (a)      General Development of Business

         (a)(1) Enercorp, Inc. (the "Registrant" or "Company") is a closed-end, nondiversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Registrant was incorporated under the laws of the State of Colorado on June 30, 1978. The Registrant elected to become a Business Development Company under the Investment Company Act on June 30, 1982. A Business Development Company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. The Registrant presently has two investee companies to which it provides management assistance. Business Development Companies are not subject to the full extent of regulation under the Investment Company Act. (See (c)(1)(i) "Regulation-Business Development Companies" below). The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies which, in its opinion, would have a significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

         In December 1995, the Registrant received 100,000 shares of Ajay Sports, Inc.'s ("Ajay") common stock for management services rendered during year ended June 30, 1996.

         In February, 1996 the Registrant was approved for a $2,000,000 line of credit at 1% over prime with NBD Bank ("NBD"). This replaced the Registrant's $1,000,000 line of credit at 2% over prime with Michigan National Bank. The collateral for the new line of credit is all of the shares of Williams Controls, Inc. ("Williams") common stock owned by the Registrant (1,710,000 shares) and all future shares of Williams common stock acquired by the Registrant. The line of credit is limited to 50% of the fair market value of the collateral. This loan expires in August, 1997. The balance of the Registrant's notes payable-bank at June 30, 1996 and 1995 was $1,454,721 and $823,896, respectively.

         On March 28, 1995, the Registrant borrowed $496,310 from Acrodyne Corporation, at 1% over prime. The collateral for this loan was 150,000 shares of Williams common stock. Acrodyne and Acrodyne Profit Sharing Trust are significant shareholders of the Registrant. This note was repaid in February, 1996. The balance of this note at June 30, 1996 and 1995 was $0 and $496,310, respectively.

         The Registrant had a $12,500 note receivable from American Imaging Systems, Inc. This note was repaid during fiscal year ended June 30, 1996. The balance of this note at June 30, 1996 and 1995 was $0 and $9,500, respectively.

         During the fiscal year ended June 30, 1996, the Registrant was not involved in any bankruptcy, receivership, or similar proceedings. During that period, the Registrant did not undergo any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets. During the period, the Registrant did not experience any material changes in the mode of conducting its business.

         (a)(2)   Not Applicable.

         (b)      Financial Information About Industry Segments

         Not Applicable

         (c)      Narrative Description of Business

         Introduction

         (c)(1)(i) The Registrant is a closed-end, nondiversified investment company under the Investment Company Act and has elected to become a Business Development Company under the Investment Company Act. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. There can be no assurance that this objective will be realized. The Registrant's investment decisions are made by its management in accordance with policies approved by its Board of Directors. The Registrant does not have a registered investment advisor nor does it operate pursuant to a written investment advisory agreement that must be approved periodically by shareholders. The Registrant relies solely upon its management, particularly its officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions.

         In accordance with the objective of long term capital appreciation, the Registrant consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Registrant's management, have a significant potential for growth.

         In addition to acquiring investment positions in new and developing companies, the Registrant also plans occasionally to invest in more mature privately and publicly-held companies, some of which may be experiencing financial difficulties, which the Registrant believes could be further developed or revitalized.

         The Registrant plans to take advantage of other opportunities to maintain and create independent companies with a significant potential for growth. The Registrant's priorities for the future will be to (1) maximize the value and liquidity of its present investees, (2) increase its cash flow and intermediate term value through the acquisition of securities or assets of more established companies, and (3) make new higher risk investments in new and developing companies.

         The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. To date, the Registrant has made investments primarily in new and developing companies whose securities had no established public market. Most of these companies were unable to obtain significant capital on reasonable terms from conventional sources. The Registrant endeavors to assist its investee companies and management teams in devising realistic business strategies and obtaining necessary financing.

         The Registrant does not currently intend to pay cash dividends. The Registrant's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when its Board of Directors deems such distributions appropriate. The Registrant has not made any distributions of its investment portfolio to date, nor does it currently intend to.

         The Registrant believes that the key to achieving its objectives is finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth. In the Registrant's view, it is more difficult to locate and attract capable executives than to identify, select and finance promising investment opportunities. The Registrant believes that its ability to attract capable executives is enhanced by its policy for maintaining the independence of its investee companies, supporting them when appropriate in contracts, arranging or supplying necessary financing and assisting the investee's management in obtaining a meaningful equity participation in the investee.

         Business development is by nature a high risk activity that can result in substantial losses. The companies in which the Registrant invests and will invest, especially in the early stages of an investment, often lack effective management, face operating problems and incur substantial losses. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of management, be managed ineffectively and have the potential for substantial growth or for reorganization into separate independent companies.

         The Registrant will attempt to reduce the level of its investment risks through one or more of the following:

                  carefully investigating potential investees;

                  financing only what it believes to be practical business opportunities as contrasted with research projects;

                  selecting  effective,   entrepreneurial   management  for  its
                  investees;

                  providing   active   managerial   assistance  and  support  to
                  investees;

                  obtaining, alone or with others, actual or working control of its investees;

                  supporting the investees in obtaining necessary financing and arranging major contracts, joint ventures or mergers and acquisitions where feasible; and

                  maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

Investment Policies

         The Registrant has elected to be regulated as a Business Development Company and is subject to the provisions of Sections 55 through 65 of the Investment Company Act and also is subject to those provisions of the Investment Company Act made applicable to business development companies by Section 59 of the Investment Company Act. In accordance with those provisions of the Investment Company Act, the Registrant's investment policies are defined and subject to certain limitations. See "Regulation-Business Development Companies." Furthermore, under Section 58 of the Investment Company Act, the Registrant may not withdraw its election to be so regulated without the consent of a majority of its outstanding voting securities.

         The Registrant has no fixed policy as to business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant has in the past and may continue to invest in assets that are not qualifying assets under Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 1996, and the Registrant does not intend to fall below the 70% requirement as set forth in
Section 55.

         The Registrant endeavors to achieve its objectives in accordance with the following general policies:

         (1) The Registrant acquires securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

         (2) The Registrant attempts to acquire, if possible and consistent with the Registrant's capital resources, a large or controlling interest in its investees through purchases of equity securities, including warrants, options, and other rights to acquire such securities combined, if appropriate, with debt securities, including demand notes, term loans and guarantees or debt instruments or preferred stock convertible into, or with warrants to purchase, equity securities.

         (3) The Registrant may make additional or "follow-on" investments in its investees when appropriate to sustain the investees or to enhance or protect the Registrant's existing investment.

         (4) The Registrant determines the length of time it will retain its investment by evaluating the facts and circumstances of each investee and its relationship with such investee. The Registrant generally retains its investments for a relatively long period, sometimes many years, with the result that its rate of portfolio turnover is low. Investments are retained until, in the opinion of the Registrant, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value the Registrant sought (or such a market can be readily established) or until the Registrant decides that its investment is not likely to result in future long-term capital appreciation.

Valuation-Policy Guidelines

         The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with their approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

         There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term work-out value nor an immediate liquidation value is used, and no increment of value is included for changes which may take place in the future. The Registrant's largest investee, Williams, represents 83% of the total value of the Registrant's investment portfolio and is valued by the Public Market Method, except for the majority of the warrants which are valued under the Appraisal Method. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board may hold officer or director positions with some of the Company's investee companies. No such positions held by the Registrant's board or officers exceed 5% of the investee company's outstanding securities.

         Valuations assume that in the ordinary course of its business the Registrant will eventually sell its position in the public market or may distribute its larger positions to its stockholders. Accordingly, no premiums are placed on investments to reflect the ability of the Registrant to sell block positions or control of companies, either by itself or in conjunction with other investors.

         The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress usually requires changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at total value. The Company believes that a mixture of valuation methods is often essential to represent fairly the value of the Registrant's investment position in an investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company.

         The Cost Method values an investment based on its original cost to the Company, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Company. While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements. All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment warrant a change to another method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

         The Appraisal Method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the Cost Method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing them to similar public companies. Liquidation value may be used when an investee is performing substantially below plan and its continuation as an operating entity is in doubt. Senior securities are discounted at a rate to yield 15% to 40% to projected maturity. Depending on the relative uncertainty of the timing of ultimate collection, 15% is used for relatively predictable positions, and 40% for less predictable positions. Under the Appraisal Method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

         An Appraisal value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: (1) a marketing plan,
(2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the company. Valuations under the Appraisal Method are considered to be more subjective than the Cost, Public Market or Private Market Methods.

         The Private Market Method uses third-party transactions (actual or proposed) in the investee's securities as the basis for valuation. This method is considered to be an objective measure of value since it depends upon the judgement of a sophisticated, independent investor. Actual firm offers are used as well as historical transactions, provided that any offer used was seriously considered and well documented.

         The Public Market Method is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, the Registrant examines the trading volumes, the number of shareholders and the number of market makers. Under the Public Market Method, as well as under the other valuation methods, the Registrant discounts investment positions that are subject to significant legal, contractual or practical restrictions. When an investee's securities are valued under the Public Market Method, common stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value of the underlying common stock. Although the Registrant believes that a public market could be created for the options and warrants of certain of its investees, thereby possibly increasing the value of these rights above their arbitrage value, the Registrant does not reflect this possibility in its valuation.

Regulation - Business Development Companies

         The following is a summary description of the Investment Company Act as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Investment Company Act and the rules adopted thereunder by the Securities and Exchange Commission (the "SEC").

         The Small Business Investment Incentive Act of 1980 became law on October 21, 1980. This law modified the provisions of the Investment Company Act that are applicable to a company, such as the Registrant, which elects to be treated as a "business development company." The Registrant elected to be treated as a business development company on June 30, 1982. The Registrant may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

         A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, is presumed to exist where the business development company owns 25% or more of the outstanding voting securities of the investee.

         The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies;
(4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of June 30, 1996, at least 80% of its assets would be considered qualifying assets.

         The Registrant is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its assets coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the preferred stock. The Registrant currently has no policy regarding issuing multiple classes of senior debt or a class of preferred stock.

         The Registrant may issue in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to those persons for the exercise thereof) in connection with an executive compensation plan if certain conditions are met. These conditions include the authorization of such issuance by a majority of the Registrant's voting securities (as defined below) and the approval of a majority of the independent members of the Board of Directors and a majority of the directors who have no financial interest in the transaction. The issuance of options, warrants or rights to directors who are not also officers requires the prior approval of the SEC.

         As defined in the Investment Company Act, the term "majority of the Registrant's outstanding voting securities" means the vote of (a) 67% or more of the Registrant's Common Stock present at a meeting, if the holders of more than 50% of the outstanding Common Stock are present or represented by proxy, or (b) more than 50% of the Registrant's outstanding Common Stock, whichever is less.

         The Registrant may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by the holders of a majority of its voting securities, including a majority of the voting securities held by non-affiliated persons, at its last annual meeting or within one year prior to the transaction. In addition, the Registrant may repurchase its Common Stock, subject to the restrictions of the Investment Company Act.

         In accordance with the Investment Company Act, a majority of the members of the Registrant's Board of Directors must not be "interested persons" of the Registrant as that term is defined in the Investment Company Act. Generally, "interested persons" of the Registrant include all affiliated persons of the Registrant and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to the Registrant, any person who has acted as legal counsel to the Registrant within the last two fiscal years, or any broker or dealer, or affiliate or a broker or dealer.

         Most of the transactions involving the Registrant and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Registrant's independent directors and a majority of the directors having no financial interest in the transactions. The effect of the amendment is that the Registrant may engage in certain affiliated transactions that would be prohibited absent prior SEC approval in the case of investment companies which are not business development companies. However, transactions involving certain closely affiliated persons of the Registrant, including its directors, officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of the Registrant's outstanding Common Stock, (b) any director, executive officer or general partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Registrant's independent directors and, in some situation, the prior approval of the SEC, before engaging in certain transactions involving the Registrant or any company controlled by the Registrant. In accordance with the Investment Company Act, a majority of the members of the Registrant's Board of Directors are not interested persons as defined in the Act. The Investment Company Act generally does not restrict transactions between the Registrant and its investee companies.

         Finally, notwithstanding restrictions imposed under federal securities laws, it is anticipated that the Registrant will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Registrant's ability to distribute, or sell or transfer such securities. And as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for the securities and economic conditions may make the price and terms of a sale or transfer unattractive.

Other Securities Law Considerations

         In addition to the above-described provisions of the Investment Company Act, there are a number of other provisions of the federal securities laws which affect the Registrant's operations. For example, restrictions imposed by the federal securities laws, in addition to possible contractual provisions, may affect adversely the ability of the Registrant to sell or otherwise to distribute its portfolio securities.

         Most if not all securities which the Registrant acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. Thus, the Registrant will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or the Registrant is able to rely on an available exemption from such registration requirements. In most cases the Registrant will endeavor to obtain from its investee companies "registration rights" pursuant to which the Registrant will be able to demand that an investee company register the securities owned by the Registrant at the expense of the investee company. Even if the investee company bears this expense, however, the registration of the securities owned by the Registrant is likely to be a time-consuming process, and the Registrant always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities.

         Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act which, in effect, exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions," and imposes a two-year holding period prior to the sale of restricted securities.

         The Registrant may elect to distribute in-kind securities of investee companies to its stockholders. Prior to any such distribution, the Registrant expects that it will need to file, or cause the issuers of such distributed securities to file, a registration statement or, in the alternative, an information statement, which will permit the distribution of such securities and also permit distributee stockholders of the Registrant to sell such distributed securities.

Federal Income Tax Matters

         For federal and state income tax purposes, the Registrant is taxed at regular corporate rates on ordinary income and realized gain. It is not entitled to the special tax treatment available to more regulated investment companies, although the Registrant plans to conduct its affairs, if possible, to minimize or eliminate federal and state income taxes. Distributions of cash or property by the Registrant to its stockholders will be taxable as ordinary income only to the extent that the Registrant has current or accumulated earnings and profits.


         The rate at which corporations are taxed on long-term capital gains is up to 35% pursuant to the Tax Reform Act of 1986 (the "Tax Reform Act"). A corporation generally may offset capital loss only against capital gain. Generally, if the Registrant realizes a net capital loss for any taxable year, it can carry back such net capital loss only against capital gain. Such a net capital loss for any taxable year can generally be carried back to each of the three preceding taxable years, and then any unused portion thereof may be carried over into the subsequent taxable years for a period of five years.

Future Distributions

         The Registrant does not currently intend to pay cash dividends. The Registrant's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when the Registrant's Board of Directors deems such distributions appropriate. Because the Registrant does not intend to make cash distributions, shareholders would need to sell securities distributed in-kind, when and if distributed, in order to realize a return on their investment.

         An in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Registrant's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Registrant may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholders rights to sell such securities. Any such in-kind distribution would require shareholder approval only if the distribution represents substantially all of the Registrant's assets. It is possible that the Registrant may make an in-kind distribution of securities which have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. To date, no such distributions have been made.

Managerial Assistance

         The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the Investment Company Act to make significant managerial assistance available at least with respect to investee companies that the Registrant treated as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Registrant vary depending upon the particular requirements of each investee company.

         The Registrant may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Registrant may assist clients in developing and utilizing accounting procedures to efficiently and accurately record transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Registrant also seeks capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. The Registrant introduces its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Registrant also assists with joint ventures, acquisitions and mergers.

         In connection with its managerial assistance, the Registrant may be represented by one or more of its officers or directors on the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or on a pro forma basis could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in and will frequently initiate planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management. Currently, the Registrant provides managerial assistance to Williams and Ajay.

         (c)(1)(ii)        Not applicable

         (c)(1)(iii)       Not applicable

         (c)(1)(iv) The Registrant holds Patent No. 4186725 on its solar collector, No. 4372291 on its solar heat exchanger and No. 4455374 on its solar fermentation process. However, the Registrant currently is not engaged in any solar business operations.

         (c)(1)(v) The operations of the Registrant are not considered to be seasonal.

         (c)(1)(vi)        Not applicable

         (c)(1)(vii)       Not applicable

         (c)(1)(viii)      Not applicable

         (c)(1)(ix)        Not applicable

         (c)(1)(x) The Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than the Registrant and have significantly larger net worths, financial and personnel resources than the Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

         (c)(1)(xi) During the last three fiscal years the Registrant spent no amounts on Registrant- sponsored or customer-sponsored research and development activities.

         (c)(1)(xii) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

         (c)(1)(xiii)      As  of  August  31,  1996  the   Registrant  had  two
employees. One of the employees is also an officer of the Company.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales

         The Registrant is not engaged in foreign operations.

Item 2.           Properties

         The Registrant rents approximately 672 square feet of office space at a rate it considers to be current market.

Item 3.           Legal Proceedings

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         On December 12, 1995 the Registrant held the 1995 Annual Meeting of Shareholders. However, The Registrant held the voting open until March 9, 1996. Stated below are the final results of each proposal (all vote totals are pre-split shares).

Proposal 1: An amendment to Article IV of the Company's Articles of Incorporation to cause a 1-for- 75 share reverse stock split whereby every 75 shares of the Company's no par value of Common Stock (the "pre-split Common Stock") will be converted into one share of newly created no par value Common Stock (the "post-split Common Stock").

For:  30,994,692  Against:  1,646,150  Abstain:  754,800

This proposal passed.

Proposal 2(a): To change the Company's authorized capital to 11,000,000 shares of capital stock, which will consist of 10,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

For:  29,613,766  Against:  5,829,940  Abstain:  933,500

This proposal passed.

Proposal 2(b): To provide for the limitation of liability for the Company's directors under certain circumstances.

For:  27,042,667  Against:  5,052,449  Abstain:  3,994,800

This proposal did not pass.

Proposal 2(c): To reduce the quorum required for the transaction of business at any shareholders meeting from a majority to one third of the shares entitled to vote at the meeting.

For:  24,212,661  Against:  7,830,580  Abstain:  1,155,450

This proposal did not pass.

Proposal 2(d): To reduce the voting requirements for shareholder approval for actions requiring a two-thirds vote from two-thirds to a majority of the shares entitled to vote.

For:  24,719,760  Against:  7,218,131  Abstain:  1,239,300

This proposal did not pass.

Proposal 2(e): To approve all of the other amendments contained in the restated Articles of Incorporation which are permitted by law but which do not in any material way change the effect of Company's Articles of Incorporation.

For:  29,613,766  Against:  5,829,940  Abstain:  933,500

This proposal passed.

Proposal #3:      Election of directors.

Robert R. Hebard

For:  33,416,792  Withhold:  112,750   Total Voted:  33,529,542

Carl W. Forsythe

For:  33,404,292  Withhold:  125,250   Total Voted:  33,529,542

H. Samuel Greenawalt

For:  33,419,292  Withhold:  110,250   Total Voted:  33,529,542

All three nominees were elected.

Proposal #4:      To ratify the  appointment  of Hirsch &  Silberstein,  P.C. as independent auditors of the Company for the fiscal year ending June 30, 1996.

For: 32,740,844   Against:  129,400  Abstain:  650,800

This proposal passed.

                                     PART II

Item 5.           Market  for  the   Registrant's   Common  Equity  and  Related
Stockholder Matters

         (a)      Market Information

         The Registrant began trading on the Nasdaq SmallCap Market on April 11, 1996 under the stock symbol ENCP. Prior to this the principal market in which the Registrant's common stock was traded was the over-the-counter market.

         From September 30, 1994 until March 31, 1996, the table below represents the closing bid and asked prices for the Registrant's common stock as reported by the National Quotation Service ("Pink Sheets"). The quotations reflect inter-dealer prices without mark-up, mark-down or commission and may not necessarily represent actual transactions. The June 30, 1996 prices are reported by the Nasdaq SmallCap Market.

                                                                               Closing Prices
         As of                                                  Bid                                 Asked

         September 30, 1994                                    $2.63                               $3.38
         December 31, 1994                                     $3.75                               $5.25
         March 31, 1995                                        $3.75                               $4.50
         June 30, 1995                                         $3.00                               $3.75
         September 30, 1995                                    $2.85                               $3.56
         December 31, 1995                                     $3.00                               $5.50
         March 31, 1996                                        $3.25                               $3.75
         June 30, 1996                                         $2.38                               $3.00

         (b)      Holders

         The approximate number of record holders of the Registrant's common stock on July 31, 1996 was 1,468. This amount does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

         (c)      Dividends

         The Registrant has paid no dividends on its common stock within the past three years, and has no intention to pay cash dividends in the future.

Item 6.           Selected Financial Data

                                                                      June 30,


                                  1996              1995             1994              1993             1992
Total assets                $4,123,756        $6,507,903       $4,732,185        $2,722,198       $1,224,047

Total liabilities           $1,820,866        $2,588,871       $1,326,195        $  700,503       $  382,809

Net assets                  $2,302,890        $3,919,032       $3,405,990        $2,021,695       $  841,238

Realized gain (loss)
  on investments            $  269,410        $   18,914        $ 398,355        $    1,571       $    1,160

Total revenues              $  490,338        $  162,539        $ 441,634        $  394,370       $  181,234
Total expenses              $  367,489        $  773,905        $ 527,539        $  328,680       $  341,287

Net income (loss)
  from operations           $  122,849        $ (611,366)       $ (85,905)       $   65,690       $ (160,053)

Unrealized gain (loss)
  on investments            $(2,569,991)      $1,419,408        $2,127,201       $1,351,078       $ (204,663)

Increase (decrease)
 in net assets before cumulative
 effect of income tax
 accounting change          $(1,616,142)      $  513,042        $1,384,296       $  944,758      $ (364,716)

Increase (decrease)
 in net assets
 resulting from
 operations                 $(1,616,142)      $  513,042        $1,384,296       $1,177,758      $  (364,716)



                                                                                  June 30,

                                                 1996             1995              1994             1993              1992
*Increase (decrease) in net assets per share
  before income taxes and cumulative effect
  of income tax and accounting change            $(4.14)          $1.37             $3.45            $2.40             $(.62)

*Increase (decrease) in net assets per share
  before cumulative effect of income tax
  accounting change                              $(2.74)          $.87              $2.34            $1.60             $(.62)

*Increase (decrease) in net assets per
  share resulting from operations                $(2.74)          $.87              $2.34            $1.99             $(.62)

*Weighted average number of
  shares outstanding                             590,897          590,897           590,897          590,897           590,897

*Prior period numbers for shares outstanding and increase (decrease) per share are restated to reflect the 1-for-75 reverse stock split approved on December 12, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Capital Resources and Liquidity. Under the provisions of the Registrant's line of credit the Registrant may borrow up to the lessor of $2,000,000 or 50% of the fair market value of all Williams common stock (the "collateral") owned by the Registrant. This line of credit expires in August, 1997. Currently, the Registrant's investment activity is limited by its working capital. Capital required for the Registrant's investment activities is expected to be generated from borrowing against their credit line, the sale of portfolio securities or from additional offerings of the Registrant's common stock, of which there can be no assurance. The ability of the Registrant to liquidate portfolio stock is dependent on market conditions over which the Registrant has no control. The Registrant had no material commitments for capital expenditures as of June 30, 1996.

         Working capital at June 30, 1996 was $2,642,325 as compared to $5,104,779 at June 30, 1995 and $4,296,293 at June 30, 1994. The decrease in working capital from 1996 to 1995 and the increase from 1994 to 1995 was mainly due to the change in the value of the Registrant's investment portfolio. For the years ended June 30, 1996, 1995 and 1994 the Registrant's cash flow was dependent primarily upon proceeds from the sale of investee shares and loans. In December 1995, the Registrant received 100,000 shares of Ajay Sports, Inc.'s ("Ajay") common stock for management services rendered during year ended June 30, 1996.

         The Registrant's liquidity (ability to mobilize cash) is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes along with its ability to borrow funds.

         The Registrant's largest investee company, Williams, is a publicly held company in which the Registrant owns common stock, common stock warrants and options. Williams, through its subsidiary companies, manufactures and markets electronic, pneumatic, hydraulic and mechanical sensors and controls, communications components and consumer products, serving the transportation, agriculture and telecommunications industries. Management of the Registrant devoted time and resources to providing significant managerial assistance to Williams and its subsidiaries during the year ended June 30, 1996.

         The Registrant's second largest investee is Ajay. Ajay is a manufacturer and distributor of golf bags, carts and accessories, billiard equipment and casual furniture. The Registrant's president is a director and the corporate secretary of Ajay. Management of the Registrant devoted time and resources to providing significant managerial assistance to Ajay and its subsidiaries.

         The Registrant had a note receivable from American Imaging Systems, Inc. The balance of this note at June 30, 1996 and 1995 was $0 and $9,500.

         Results of Operations. The Company had total revenues of $490,338 for the fiscal year ended June 30, 1996 as compared to $162,539 during fiscal year ended June 30, 1995 and $441,634 during the fiscal year ended June 30, 1994. The $327,799 or 202% increase from fiscal year June 30, 1995 to June 30, 1996 was due mainly to an increase of $250,496 in the net realized gain on the sale of investments and an increase of $58,988 in consulting fees from related companies. The revenue decrease from fiscal year 1994 to 1995 was due mainly to a decrease in net realized gain on sale of investments of $396,784 and a decrease in dividend income of $20,795. Total assets for the fiscal year ending June 30, 1996 were $4,123,756, an aggregate decrease of $2,384,147 over the total assets at June 30, 1995 which were $6,507,903. The changes in total assets at June 30, 1996 versus June 30, 1995 were mainly the result of changes in the market value of the Registrant's largest investee, Williams.

         For the year ended June 30, 1996 the Registrant had a net income from operations of $122,849 compared to a net loss from operations of $611,366 for the year ended June 30, 1995 and a net loss from operations of $85,905 for the year ended June 30 1994. The $734,215 improvement from 1995 to 1996 was due to an increase in net realized gain on sale of investments, an increase in consulting fees, an increase in recovery of bad debt, a decrease in bonus expense, a decrease in legal fees and a decrease in bad debt expense. The increase in net loss from 1994 to 1995 was due mainly to a decrease in revenues, an increase in loss on worthless investments and an increase in legal fees. The Registrant recorded an unrealized loss on investments of $2,569,991 for the fiscal year ended June 30, 1996 as compared to a unrealized gain on investments of $1,419,408 for the fiscal year ended June 30, 1995 and an unrealized gain on investments of $2,127,201 for the fiscal year ended June 30, 1994. The change in the unrealized gain for the years indicated is largely the result of the change in the market value of the Registrant's largest investee, Williams.

Item 8.           Financial Statements and Supplementary Data

         Financial statements and supporting schedules reporting supplementary financial information are attached hereto and are listed in Item 14 of Part IV of this Form 10-K.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant

         (a)(b)   Identification of Directors and Executive Officers

                                                                                                Commencement
                                                                                                  date of service
                                                                                                  as officer and/or
Name                                        Position with Company                       Age          director

Robert R. Hebard                            Chairman of the Board,                      43            6/29/93
                                            Chief Executive Officer,
                                            President, Treasurer
                                            & Director

Carl W. Forsythe                            Director                                    38            6/28/93

H. Samuel Greenawalt                        Director                                    66            6/28/93

         No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to any such office or position. All the officers and directors were elected to serve one-year terms.

         (c)      Significant Employees

         Not applicable

         (d)      Family Relationships

         None

         (e)      Business Experience

         Robert R. Hebard has served as Chairman of the Board, Chief Executive Officer, President, Treasurer and Director of the Registrant since June 29, 1994. After receiving a Bachelors Degree in Marketing/Management from Cornell University in 1975, Mr. Hebard held various marketing/product management positions with Goldome Bank, a $10 billion thrift in Buffalo, N.Y. While there, he received his MBA in 1982 from Canisius College. Mr. Hebard joined Comerica Bank, Detroit, Michigan in September 1982 as Business Development Manager - Executives and Professionals. In July 1984 he left Comerica to become Vice President of Marketing for U.S. Mutual Financial Corporation, then returned to Comerica in January 1985 as Vice President/Group Product Manager for Consumer Deposits. In June 1986 he was named First Vice President/Director of Product Management for Comerica and in February 1992 was named Director of Retail Marketing for the merged Comerica/Manufacturers Bank. In November 1992 he became President of Ameritrax Corporation, a company engaged in the bicycle accessory business and was a Director of Kimbro Imaging Systems, Inc. from November 1994 to August 1995. Mr. Hebard also serves as Vice President of Woodward Partners, Inc., a real estate development company in suburban Detroit, Michigan. Mr. Hebard also has served as a Director of Ajay Sports, Inc. since June 1989, and as Ajay's Secretary since September 1990.

         Carl W. Forsythe has served as Director of the Registrant since June 28, 1994. Mr. Forsythe received a Master of Business Administration degree from Cornell University in 1982 and a Bachelor of Arts degree from Columbia University in 1979. From 1982 through 1984, Mr. Forsythe worked in Sales

Operations for the Ford Motor Company. From 1985 to 1989, he was a Group Manager-Personal Banking and Manager-Installment Loans for Comerica Bank. From 1989 to 1990, Mr. Forsythe was Senior Vice President of Retail Banking for Michigan National Bank. From 1990 through July 1994, Mr. Forsythe was Executive Vice President of First Gibraltar Bank and First Madison Bank. From August 1994 to December 1995, he was Senior Vice President-Chief Retail Officer for Banc One-Ohio Corporation. From January 1996 to the present he has been Executive Vice President of Retail Banking for Home Savings of America.

         H. Samuel Greenawalt has served as Director of the Registrant since June 28, 1994. Mr. Greenawalt received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1951, and is a 1960 graduate of the University of Wisconsin Banking School. From 1954 to 1958, Mr. Greenawalt was with the investment firm of McNaughton-Greenawalt Company. He began his career at Michigan National Corporation and affiliates in 1958, working in various commercial lending capacities beginning at that time. From 1987 to June 1995, Mr. Greenawalt was a Senior Vice President, Business Development, for Michigan National Bank. Mr. Greenawalt retired from Michigan National in June 1995 and is now an independent consultant to the bank.


         (f)      Involvement in Certain Legal Proceedings

         None

         (g)      Promoters and Control Persons

         Not applicable

         (h) Compliance with Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act")

         Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of the Registrant's stock, to file initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in ownership on Form 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required under the regulations related to Section 16 to furnish the Registrant with a copy of each report filed.

         Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 1996, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and filed timely.

Item 11.          Executive Compensation

         (b)      Summary Table

         During fiscal year ended June 30, 1996 the Registrant paid $72,000 to its Chief Executive Officer.

         (c)      Option/SAR Grant Table

         Not applicable

         (d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

         12,557 stock options were outstanding at June 30, 1996. Furthermore, the Registrant plans to file with the SEC a non-employee director stock option plan.

         (e)      Long-Term Incentive Plan ("LTIP") Awards Table

         The Registrant has no LTIP's.

         (f)      Defined Benefit or Actuarial Plan Disclosure

         The Registrant has no defined benefit or actuarial plans.

         (g)      Compensation of Directors

         The Registrant has an arrangement with its disinterested non-employee directors, wherein, each director is paid an annual fee of $500 for all regular and non-scheduled Board meetings. The Registrant also plans to submit a non-employee director stock option plan to the SEC.

         (h) Employment Contracts and Termination of Employment and Change -in-Control Arrangements

         None

         (i)      Report or Repricing of Options/SARs

         Not applicable

         (j) Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         Not applicable

         (k)      Board Compensation Committee Report on Executive Compensation

         Not applicable

         (l)      Performance Graph

         Not applicable

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         (a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

         Set forth below is information as to certain persons known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's directors and named executive officers, individually, and executive officers and directors as a group, as of July 31, 1996:

                                                       Amount and Nature
Name and Address of                                        of Beneficial                           Percent
 Beneficial Owner                                           Ownership                             of Class

Robert R. Hebard                                                  69,248                             11.5%
7001 Orchard Lake Road                                         (1)(2)(3)
Suite 426
W. Bloomfield, MI 48322

H. Samuel Greenawalt                                              14,333                              2.4%
27777 Inkster Road
Farmington Hills, MI 48333-9065

Carl W. Forsythe                                                     -0-                                0%
100 E. Broad Street
Columbus, Ohio  43271-0239

Thomas W. Itin                                                  109,501                              18.5%
7001 Orchard Lake Road, Ste. 424                                  (4)(5)
W. Bloomfield, MI 48322

Acrodyne Profit Sharing Trust                                    40,427                               6.8%
7001 Orchard Lake Road
Suite 424
W. Bloomfield, MI 48322

Wynnefield Partners Small Cap Value LP                            29,333                              5.1%
17 Battery Place, Suite 2634
New York, NY 10004

Executive officers and                                            83,581                             13.9%
directors as a group                                           (1)(2)(3)
(three persons)

         (1) Includes 15,467 shares owned by Mr. Hebard's spouse and 1,333 shares held in a custodian account under the Uniform Gifts to Minors Act for the benefit of Mr. Hebard's daughter. Mr. Hebard disclaims beneficial ownership of the 1,333 shares in the custodial account.

         (2) Includes 10,581 shares of common stock options currently exercisable or exercisable within 60 days from August 31, 1996.

         (3) Does not include 10,667 shares held in trust for Mr. Hebard's minor children. Mr. Hebard's mother-in-law is trustee of these trusts.

         (4) Based upon information contained in the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission. Includes shares held personally and through partnerships or other entities in which shareholder holds a beneficial interest. Mr. Itin is the father-in-law of the Registrant's president.

         (5)      Includes the following:

                  Company                                   Shares              Relationship

                  LBO Capital                               15,341              Chairman &  principal shareholder
                  TICO                                      16,000              Managing Partner
                  SICO                                       2,667              Partner
                  Acrodyne Profit Sharing Trust             40,427              Trustee & beneficiary
                  Various trusts                            24,800              Spouse is trustee
                  Thomas W. Itin IRA Trust                   5,333              Trustee
                  IOC, Inc. Profit Sharing Trust             4,933              Trustee

                                                           109,501

         No change in control of the Company has occurred since the beginning of the last fiscal year.

         The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13.          Certain Relationships and Related Transactions

         (d)(a)   Transactions with Management and Others

         In December 1995, the Registrant received 100,000 shares of Ajay Sports, Inc.'s ("Ajay") common stock for management services rendered during year ended June 30, 1996.

         (b)      Certain Business Relationships

         Not applicable

         (c)      Indebtedness of Management

         None

         (d)      Transactions with Promoters

         Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this report immediately following the signature page, or are incorporated by reference

                  (1)      Financial Statements

                           Independent Auditor's Report                                                         F-1

                           Statements of Assets and Liabilities,
                             June 30, 1996 and 1995                                                             F-2

                           Schedule of Investments, June 30, 1996 and 1995                                F-3 - F-6

                           Statements of Changes in Stockholders' Equity
                             for the Years Ended June 30, 1996, 1995, and 1994                                  F-7

                           Statements of Operations for the Years Ended
                             June 30, 1996, 1995, and 1994                                                      F-8

                           Statements of Cash Flows for the Years Ended
                             June 30, 1996, 1995 and 1994                                                F-9 - F-10

                           Notes to Financial Statements                                                F-11 - F-15

                  (2)      Financial Statement Schedules:
                                    Amounts Receivable from Affiliated
                                    Parties, Underwriters, Promoters,
                                    and Employees Other than Related
                                    Parties                                                                     S-1

                           Valuation and Qualifying Accounts and Reserves                                       S-2

                  (3)      Exhibits:

                           3.1 Amended and Restated Articles of Incorporation as Filed with the Secretary of State, State of Colorado, April 2, 1996 FILED HEREWITH

                           3.2              Bylaws*

                           10.1             Management     Agreement     between
                                            Enercorp,    Inc.    and    Williams
                                            Controls, Inc. dated May 1, 1989**

                           10.2 Amendment to Management Agreement between Enercorp, Inc. and Williams Controls, Inc. dated September 11, 1990***

                           10.3 Amendment 2 to Management Agreement between Enercorp, Inc. and Williams Controls, Inc. dated December 14 1990***

                           20.1             Statement of Risk to Shareholders***

                           27               Financial    Data   Schedule   FILED
                                            HEREWITH

*Incorporated by reference from Exhibits 3.1 and 3.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 1981.

**Incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1989.

***Incorporated by reference from Exhibits 10.2 to 10.3 and 20.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1990.

         (b)      Reports on Form 8-K.

                  On December 15, 1995 the Registrant filed a Form 8-K reporting the results of the Annual Meeting of Shareholders. This report also stated that the reverse split became effective at the close of business on December 13, 1995 and the Registrant received a new stock symbol (ENCP) and a new CUSIP number (292906-20-3).

                  On February 6, 1996 The Registrant reported a change in its borrowing arrangements. The Registrant closed on a $2,000,000 loan facility with NBD Bank using some of the proceeds to pay off a $1,000,000 loan from Michigan National Bank and a $496,310 note from Acrodyne Corporation. The note is secured by all shares of Williams Controls common stock currently held by The Registrant and any future shares acquired. The interest rate on the note is prime plus 1%. The Registrant plans to use the additional funds for working capital needs and investments.

         (c)      Required exhibits are incorporated by reference.

         (d)      Financial statement schedules are attached hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ENERCORP, INC.
                                                     (Registrant)


                                                  By  S\Robert R. Hebard
                                                     ---------------------------
                                                     Robert R. Hebard, President

Date:     September 26, 1996
         -----------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     September 26, 1996                 S\Robert R. Hebard
         -----------------------            ----------------------------------
                                             Robert R. Hebard, Director
                                            (Principal Executive, Accounting and
                                             Financial Officer)



Date:     September 26, 1996                 S\Carl W. Forsythe
         -----------------------            ----------------------------------
                                             Carl W. Forsythe, Director


Date:     September 26, 1996                 S\H. Samuel Greenawalt
         -----------------------            ----------------------------------
                                             H. Samuel Greenawalt, Director

10K696.WPD

                           Hirsch & Silberstein, P.C.
                  Certified Public Accountants and Consultants
                           31731 Northwestern Highway
                                  Suite 156 W
                         Farmington hills MI 48334-1662


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 1996 and 1995, and the related statements of changes in stockholders' equity, operations and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 1996, 1995, and 1994 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 1996, 1995, and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on S-1 and S-2 are presented for purposes of complying with rules of the Securities and Exchange Commission and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the 1996, 1995 and 1994 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Hirsch & Silberstein
- ----------------------------------
Hirsch & Silberstein, P.C.

Farmington Hills, Michigan
September 13, 1996

                                 Enercorp, Inc.
                      Statements fo Assets and Liabilities

                                                                         June 30,                       June 30,
                                                                           1996                           1996
                                                                        ---------                      ---------
ASSETS
  Investements, at fair value cost of $1,532,388 and
    $1,440,888 at June 30, 1996 and 1995, respectively                $ 3,966,631                    $ 6,445,123
  Cash                                                                        495                          1,191
  Account receivable - related party                                      125,000                            -0-
  Travel advance                                                             -0-                              58
  Accrued interest receivable - net of allowance for
    uncollectible interest receivable of $10,045 and
    $31,642 at June 30, 1996 and 1995, respectively                         3,350                         10,548
  Notes receivable - related party,  net of allowance for
    uncollectible notes receivable of $23,147 and
    $74,795 at June 30, 1996 and 1995, respectively                         7,715                         24,931
  Note receivable - other                                                    -0-                           9,500
  Furniture and fixtures, net of accumulated depreciation
    of $3,840 and $6,639 at June 30, 1996 and 1995,
    respectively                                                            3,530                          5,253
  Other assets                                                             17,035                         11,299
                                                                       ----------                     ----------
                                                                      $ 4,123,756                    $ 6,507,903
                                                                       ==========                     ==========
LIABILITIES AND NET ASSETS

Liabilities
  Note payable - related company                         $                   -0-   $                     496,310
  Note payable - bank                                                   1,454,721                        823,896
  Accounts payable and accrued liabilities                                  6,145                         61,343
  Accrued bonus to officer                                                   -0-                          16,322
  Deferred tax liability                                                  360,000                      1,191,000
                                                                       ----------                     ----------
                                                                        1,820,866                      2,588,871
                                                                       ==========                     ==========
Net assets
  Common stock, no par value: 10,000,000 shares
    authorized, 590,897 shares issued and
    outstanding June 30, 1996 and 1995                                  1,468,251                      1,468,251

  Preferred stock, no par value:  1,000,000 shares
    authorized, -0- issued and outstanding                                   -0-                            -0-

  Accumulated deficit                                                    (772,605)                      (852,454)

  Unrealized net gain on investments, net of deferred
    income taxes of $827,000 and $1,701,000 at
    June 30, 1996 and 1995, respectively                                1,607,244                      3,303,235
                                                                       ----------                     ----------
                                                                        2,302,890                      3,919,032
                                                                       ----------                     ----------
                                                                      $ 4,123,756                    $ 6,507,903
                                                                       ==========                     ==========

                       See notes to financial statements

                                 Enercorp, Inc.
                            Schedule of Investments
                                 June 30, 1996

                                                                                    Restriction      Number       Cost
                                                                        Expiration     as to           of        and/or       Fair
             Company                   Description of Business             Date        Resale     Shares Owned   Equity       Value
             -------                   -----------------------          ----------  -----------   ------------   ------       -----
AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development                                 1,751  $        -  $        2
                                                                                                  10,000,000     106,477       9,000

     Williams Controls, Inc.*        Manufacturer of automotive                      (f)             400,000      60,000     720,000
                                           electronics, components and               (f)             850,000     127,500   1,530,000
                                           consumer products                         (f)             330,000     412,500     594,000
                                                                                     (b)4/98(f)      100,000      34,000     180,000
                                                                                     (b)5/97          30,000     108,750      48,000

     Ajay Sports, Inc.*              Golf, Billiard & Casual Furniture               (b)10/96      1,764,706     600,000     617,647
                                           Manufacturer                              (b)12/97        100,000      37,500      35,000

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*                 Golf, Billiard & Furniture                                     2,000      20,000      13,500
                                           Manufacturer

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development               (c)             300,000           -           -

     Williams Controls, Inc.*           Heavy Truck/Automotive Supplier    11/08/97  (c)             150,000           -     214,650
                                                                           01/18/99  (c)              25,000           -           -
                                                                           05/03/00  (c)(e)           25,000           -           -
                                                                                                   ---------               ---------
                                                                                                   1,506,727               3,961,799

                       See notes to financial statements
                                   (Continued)
                                      F-3

                                 Enercorp, Inc.
                      Schedule of Investments (Continued)
                                 June 30, 1996

                                                                                    Restriction      Number       Cost
                                                                        Expiration     as to           of        and/or       Fair
             Company                   Description of Business             Date        Resale     Shares Owned   Equity       Value
             -------                   -----------------------          ----------  -----------   ------------   ------       -----
UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response, Inc.              Holding Company                                           10,000,000       5,000           -
     Vitro Diagnostics                  Diagnostic Test Kits                                             300       1,500          42
     Proconnextions, Inc.               Sports Memorabilia Marketing                 (a)             191,610      19,161       4,790
                                                                                                               ---------   ---------
                                              Sub-total - UNAFFILIATED
                                                            COMPANIES                                             25,661       4,832
                                                                                                               ---------   ---------
                                              Total - ALL COMPANIES                                            1,532,388   3,966,631
                                                                                                               =========   =========


           (a) Non-public company whose securities are privately owned.
           (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
           (c) No public market for this security exists.
           (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
           (e) 1/2 vested at  8/96 and 8/97.
           (f)  Pledged as collateral against a line of credit with NBD Bank.

           * This entity is considered an affiliated company since the Company owns more than 5% but less than 25% of the Investee company's outstanding common stock. Because of this, the Company would be affected by a sales limitation of one percent of the investee's outstanding common stock during any three-month period, or the average of the last four weeks' trading volume, whichever is greater.

           ** Equity basis $0 as investments were written off in prior years.

                        See notes to financial statements

                                 Enercorp, Inc.
                            Schedule of Investments
                                 June 30, 1995

                                                                                    Restriction      Number       Cost
                                                                        Expiration     as to           of        and/or       Fair
             Company                   Description of Business             Date        Resale     Shares Owned   Equity       Value
             -------                   -----------------------          ----------  -----------   ------------   ------       -----
AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation* Digital Video Product Development                                  1,751  $         - $        2
                                                                                                  10,000,000      106,477      9,000

     Williams Controls, Inc.*       Manufacturer of automotive                       (f)             400,000       60,000  1,170,000
                                       electronics, components                       (b)1/95(f)      850,000      127,500  2,486,250
                                       consumer products                             (f)             330,000      412,500    965,250
                                                                                     (f)              30,000      108,750     78,000

     Ajay Sports, Inc.*             Golf, Billiard & Casual                          (b)10/96      1,764,706      600,000    816,176
                                       Furniture Manufacturer

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation* Digital Video Product Development                (c)             300,000            -          -

     Williams Controls, Inc.*       Manufacturer of automotive            03/01/96   (c)             200,000            -    523,800
                                       electronics, components and        11/08/97   (c)             150,000            -    383,400
                                       consumer products                  01/18/99   (c)               6,250            -      2,500
                                                                          01/18/99   (c)(e)           18,750            -          -
                                                                          05/03/00   (c)              25,000            -          -
                                                                                                                ---------  ---------
                                                                                                                1,415,227  6,434,378


                        See notes to financial statements
                                   (Continued)
                                       F-5

                                 Enercorp, Inc.
                      Schedule of Investments (Continued)
                                 June 30, 1995

                                                                                    Restriction      Number       Cost
                                                                        Expiration     as to           of        and/or       Fair
             Company                   Description of Business             Date        Resale     Shares Owned   Equity       Value
             -------                   -----------------------          ----------  -----------   ------------   ------       -----
UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response, Inc.              Holding Company                                           10,000,000       5,000           -
     MacGregor Sports and Fitness, Inc. Sporting Goods Manufacturing                 (b) 11/95         9,046           -       5,880
                                            and Marketing
     Vitro Diagnostics                  Diagnostic Test Kits                                             300       1,500          75
     Proconnextions, Inc.               Sports Memorabilia Marketing                 (a)             191,610      19,161       4,790
                                                                                                                ---------  ---------
                                              Sub-total - UNAFFILIATED
                                                            COMPANIES                                             25,661      10,745
                                                                                                                ---------  ---------
                                              Total - ALL COMPANIES                                             1,440,888  6,445,123
                                                                                                                =========  =========


           (a) Non-public company whose securities are privately owned.
           (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
           (c) No public  market  for this  security  exists.

           (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
           (e) 1/3 vested at 8/95, 8/96 and 8/97
           (f) Pledged as collateral against loans.

           * This entity is considered an affiliated company since the Company owns more than 5% but less than 25% of the Investee company's outstanding common stock. Because of this, the Company would be affected by a sales limitation of one percent of the investee's outstanding common stock during any three-month period, or the average of the last four weeks' trading volume, whichever is greater.

           ** Equity basis $0 as investments were written off in prior years.


                       See notes to financial statements

                                 Enercorp, Inc.
                  Statement of Changes in Stockholders' Equity
                For the Years Ended June 30, 1996, 1995 and 1994

                                                                                  Retained Earnings
                                                   Common Stock              (Accumulated     Unrealized
                                                Shares        Amount            Deficit)        Net Gain          Total
                                                ------        ------            -------         --------          -----
Balance at June 30, 1993                        590,897      $1,468,251        ($408,183)       $961,626        $2,021,694

Net loss                                             --              --          (39,905)             --           (39,905)

Unrealized gain on investments,
  net of taxes                                       --              --               --       1,424,201         1,424,201
                                              ---------       ---------        ---------       ---------         ---------
Balance at June 30, 1994                        590,897       1,468,251         (448,088)      2,385,827         3,405,990

Net loss                                             --              --         (404,366)             --          (404,366)

Unrealized gain on investments,
  net of taxes                                       --              --               --         917,408           917,408
                                              ---------       ---------        ---------       ---------         ---------
Balance at June 30, 1995                        590,897       1,468,251         (852,454)      3,303,235         3,919,032

Net loss                                             --              --           79,849              --            79,849

Unrealized gain on investments,
  net of taxes                                       --              --               --      (1,695,991)       (1,695,991)
                                              ---------       ---------        ---------       ---------         ---------
Balance at June 30, 1996                        590,897      $1,468,251        ($772,605)     $1,607,244        $2,302,890
                                              =========       =========        =========       =========         =========



                        See notes to financial statements
                                       F-7

                                 Enercorp, Inc.
                            Statements of Operations

                                                                            For the years ended June 30,
                                                                  1996                 1995                  1994
                                                                  ----                 ----                  ----
REVENUES
  Interest income                                           $       400           $    35,070           $       -0-
  Interest income from related entities                           6,033                    46                 22,824
  Consulting fees from related companies                        167,738               108,750                   -0-
  Royalties and settlement income                                 2,445                  -0-                    -0-
  Recovery of bad debt                                           42,942                  -0-                    -0-
  Net realized gain on sale of investments                      269,410                18,914                398,355
  Loss on sale of fixed assets                                      -0-                  (241)                  -0-
  Dividend income from affiliated company                         1,370                  -0-                  20,455
                                                              ---------             ---------              ---------
                                                                490,338               162,539                441,634
                                                              ---------             ---------              ---------
EXPENSES
  Salaries - officer                                             72,000                72,000                 72,000
  Bonus expense - officer                                           -0-                16,322                 42,380
  Directors' fees                                                 1,000                  -0-                   1,000
  Staff salaries                                                 38,200                28,500                    -0-
  Legal, accounting and other professional fees                  31,926               119,341                 79,182
  Interest expense - related entity                              29,303                44,473                  2,550
  Interest expense - other                                      115,354                54,264                  9,749
  Loss on worthless investments                                     -0-               119,809                   -0-
  Bad debt expense                                                4,520               262,348                249,285
  Other general and administrative expenses                      75,186                56,848                 71,393
                                                                367,489               773,905                527,539
                                                              ---------             ---------              ---------
  Net gain (loss) from operations before taxes                  122,849              (611,366)               (85,905)
  Income taxes (Note 6)                                         (43,000)              207,000                 46,000
                                                              ---------             ---------              ---------
  Net gain (loss) from operations after taxes                    79,849              (404,366)               (39,905)
                                                              ---------             ---------              ---------
  Net unrealized gain (loss) on investments before tax       (2,569,991)            1,419,408              2,127,201
  Income taxes (Note 6)                                         874,000              (502,000)              (703,000)
                                                              ---------             ---------              ---------
  Net unrealized gain (loss) on investment after taxes       (1,695,991)              917,408              1,424,201
                                                              ---------             ---------              ---------
  Increase (decrease) in net assets                         $(1,616,142)          $   513,042  $         $ 1,384,296
                                                              =========             =========              =========
  Increase (decrease) in net assets per share               $    (2.74)           $     0.87  $          $     2.34
                                                              =========             =========              =========


                       See notes to financial statements

                                 Enercorp, Inc.
                            Statements of Cash Flows


                                                                               For the years ended June 30,
                                                                               1996                    1995                    1994
                                                                               ----                    ----                    ----
Cash flows from operating activities:
         Increase (decrease) in net assets                                $(1,616,142)            $   513,042           $ 1,384,296
                                                                           ----------              ----------            ----------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
         Depreciation                                                           1,723                   2,693                 1,541
         Bad debt provision on notes receivable
           and interest net of write offs                                       4,520                 239,934               249,286
         Stock received for consulting services                               (37,500)               (108,750)                  -0-
         Recovery of bad debt                                                 (42,942)                    -0-                   -0-
         Gain on sale of investments                                         (269,410)                 (3,455)             (398,355)
         Loss on sale of fixed assets                                             -0-                     242                   -0-
         Write off of worthless investments                                       -0-                 119,809                   -0-
         Unrealized (gain) loss on investments                              2,569,992              (1,419,408)           (2,127,201)
         (Increase) in accounts receivable - related party                   (125,000)                    -0-                   -0-
         (Increase) in interest receivable                                     (6,028)                   (199)              (22,778)
         Decrease in dividends receivable from
           related party                                                          -0-                     -0-                 3,390
         Decrease in accounts receivable from
           related party                                                           58                     192               200,000
         Decrease in accounts receivable - other                                  -0-                     -0-                19,750
         (Increase) in other assets                                            (5,736)                 (5,603)               (4,484)
         (Decrease) in accounts payable and
           accrued expenses                                                   (55,198)                 (4,968)               (8,285)
         (Decrease) in accrued salaries                                           -0-                  (6,000)                  -0-
         Increase (decrease) in deferred taxes                               (831,000)                295,000               657,000
         (Decrease)  in bonus payable to officer                              (16,322)                (26,058)             (307,620)
                                                                           ----------              ----------            ----------
         Total adjustments                                                  1,187,157                (916,571)           (1,737,756)
                                                                           ----------              ----------            ----------
Net cash (used) by operating activities                                      (428,985)               (403,529)             (353,460)
                                                                           ----------              ----------            ----------

Cash flows from investing activities:
         Purchase of investments                                              (88,000)               (600,000)             (100,000)
         Sale of investments                                                  303,410                   8,355               577,384
         Payments received on note receivable                                  78,364                     -0-                   -0-
         Issuance of notes receivable                                             -0-                  (9,500)             (420,000)
         Proceeds from sale of fixed assets                                       -0-                     500                   -0-
         Purchase of furniture and fixtures                                       -0-                  (2,521)               (2,212)
                                                                           ----------              ----------            ----------
         Net cash provided (used) by investing activities                     293,774                (603,166)               55,172
                                                                           ----------              ----------            ----------


                       See notes to financial statements

                                 Enercorp, Inc.
                      Statements of Cash Flows (Continued)


                                                                                     For the years ended June 30,
                                                                         1996                    1995                    1994
                                                                         ----                    ----                    ----
Cash flows from financing activities:

         Proceeds from notes payable                                        1,905,825               1,809,303               415,500
         Principal payments of notes payable                               (1,771,310)               (804,600)             (130,904)
         Net cash provided by investing activities                            134,515               1,004,703               284,596
                                                                            ---------               ---------             ---------
(Decrease) in cash                                                               (696)                 (1,992)              (13,692)

Cash, beginning of period                                                       1,191                   3,183                16,875

Cash, end of period                                                       $       495             $     1,191            $    3,183
                                                                            ---------               ---------             ---------
Supplemental disclosures of cash flow information:
         Interest paid                                                    $   152,332             $    95,937            $   15,477
                                                                            =========               =========             =========
         Interest received                                                $       403             $       -0-            $      810
                                                                            =========               =========             =========




                       See notes to financial statements
                                      F-10

                                 Enercorp, Inc.
                          Notes to Financial Statements



Note 1:           Summary of Significant Accounting Policies

                  Significant accounting policies are as follows:

         a.       Business History

                  Enercorp, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 30, 1978. During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company. For the years ended June 30, 1996, 1995 and 1994 the Company's cash flows have been dependent primarily upon sale of stock and loans.

         b.       Investment Valuation

                  The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments (and all other assets) based on recommendations of a Valuation Committee of the Board, comprised of the independent disinterested directors of the Company. In the development of the Company's valuation methods, factors which affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account. These investments are carried at fair value using the following four basic methods of evaluation:

                  1. Cost - The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts and accrued interest for certain capitalized expenditures of the corporation. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

                  2. Private market - The private market method uses actual or proposed third party transactions in the investee's securities as a basis for valuation, utilizing actual firm offers as well as historical transactions, provided that any offer used is seriously considered and well documented by the investee.

                  3.       Public  market  - The  public  market  method  is the
                           preferred method of valuation when there is an established public market for the investee's securities. In determining whether the public market method is sufficiently established for valuation purposes, the corporation is directed to examine the trading volume, the number of shareholders and the number of market makers in the investee's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investee's securities. If the security is restricted, the value is discounted at an appropriate rate.

                                 Enercorp, Inc.
                    Notes to Financial Statements (Continued)

                  4. Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

                           All portfolio securities valued by the cost, private market and appraisal methods are considered to be restricted as to their disposition. In addition, certain securities valued by the public market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

         c.       Statement of Cash Flows

                  Consistent with the reporting requirements of a BDC, cash and cash equivalents consist only of demand deposits in banks and cash on hand. Financial statement account categories such as investments and notes receivable, which relate to the Company's activity as a BDC, are included as operating activities in the statement of cash flows.

         d.       Furniture and Equipment

                  Expenditures for furniture and equipment and for renewals and betterments which extend the originally estimated economic life of assets or convert the assets to a new use are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in the results of operations.

                  The  provision  for   depreciation  is  calculated  using  the
                  straight-line method over a five or seven year life.

         e.       Securities Transactions

                  Purchases and sales of securities transactions are accounted for on the trade date, which is the date the securities are purchased or sold. The value of securities sold is reported on the first-in first-out basis for financial statement presentation.

         f.       Revenue Recognition

                  Due to the uncertainty of collection, the Company recognizes all types of consulting fee revenues, from portfolio companies as cash is received. All other revenues are recognized on the accrual basis.

         h.       Net Assets per Share

                  In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 1996 and June 30, 1995, respectively was $ 3.90 and $6.63 per share based on 590,897 shares.

                                 Enercorp, Inc.
                    Notes to Financial Statements (Continued)

         i.       Reclassifications

                  Prior year share and per share amounts have been restated to reflect the 1 for 75 reverse stock split that occured on December 13, 1996. Also certain amounts as originally reported in the June 30, 1995 and 1994 financial statements were reclassified to conform with the June 30, 1996 presentations.

Note 2:           Investments

                  Investments consist of holdings of securities in publicly and privately held companies. The Company's largest portfolio company is Williams Controls, Inc. ("Williams"). At June 30, 1996 Williams represented 83% of the company's investments at fair market value.

Note 3:           Note Receivable - Other

                  The Company had a note receivable from American Imaging Systems, Inc. which was repaid during fiscal year end June 30, 1996. The balance of this note at June 30, 1996 and 1995 was $0 and $9,500, respectively.

Note 4:           Related Party Transactions

         a.       Bonus to President

                  For the year ended June 30, 1994 the Company accrued $42,380 per an agreement with its current president. The Company paid this bonus in January 1995. For the year ended June 30, 1995 the Company accrued $16,322 per an agreement with its current president. In January 1996 the Company paid this bonus. During the year ended June 30, 1996 no bonus was accrued. At June 30, 1996 and 1995 the "Bonus payable to officer" was $0 and $16,322, respectively.

         b.       Accounts Receivable - Related Party

                  The Company has an account receivable from Williams for consulting fees for services performed in connection with an April 1996 Williams acquisition. At June 30, 1996 and 1995 accounts receivable related party was $125,000 and $0.

         c.       Notes Receivable - Related Entities

                  The Company had notes receivable from Immune Response, Inc., ("IRI"). All of the notes were due on demand. The notes had interest rates of 12% and 10%. There were no collateral for the loans. The Company is a shareholder in IRI. In November 1995 IRI repaid the principal balance of $68,864 in exchange for forgiveness of all accrued interest. The notes receivable balances, net of allowance for uncollectible note receivable, from IRI at June 30, 1996 and 1995 totaled $0 and $17,216, respectively.

                  The Company has notes receivable from ProConnextions, Inc., ("PCI"). All of the notes are due on demand. The notes have interest rates of 12% and 10%.

                                 Enercorp, Inc.
                    Notes to Financial Statements (Continued)

                  There is no collateral for the notes. The Company is a shareholder in PCI. The notes receivable balance, net of allowance for uncollectible note receivable, from PCI at was $7,715 at June 30, 1996 and 1995.

         d.       Notes Payable - Related Company

                  On March 28, 1995 the Company borrowed $496,310 from Acrodyne Corporation, at 1% over prime. Acrodyne, and Acrodyne's Profit Sharing Trust are shareholders of the Company. Collateral for this loan was 150,000 shares of Williams common stock. In February 1996 the Company repaid the loan. The balance of this note at June 30, 1996 and 1995 was $0 and $496,310, respectively.

Note 5:           Note Payable - Bank

                  The "note payable-bank" at June 30, 1995 represents a line of credit up to $1,000,000 with Michigan National Bank. This note was replaced in February 1996 with a $2,000,000 line of credit from NBD Bank. This new line of credit bears an interest rate of 1% over the prime rate. The collateral for the note is all of the shares of Williams Controls, Inc. common stock owned by the Company (1,710,000 shares) and all future shares of Williams common stock acquired by the Company. The borrowing availability is limited by 50% of the fair market value of the collateral and the line of credit expires in August 1997. The balance of note payable - bank as of June 30, 1996 and 1995 totaled $1,454,721 and $823,896, respectively.

Note 6:           Income Taxes

                  The Company adopted, effective July 1, 1992, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

                  Income tax expense for the years ended June 30, 1996, 1995 and 1994 consisted of:

                                                 1996                       1995                      1994
                                                 ----                       ----                      ----
                  Current                   $     -0-                   $    -0-                  $    -0-
                  Deferred                   (831,000)                   295,000                   657,000
                                             --------                    -------                   -------
                                            $(831,000)                  $295,000                  $657,000

                  The components of the deferred tax liability at June 30, 1996 and 1995 consist of the following:

                                                                                   6/30/96                  6/30/95
                                                                                   -------                  -------
                  Unrealized gain on investments                                $   827,000             $ 1,701,000
                  Capital loss carryover                                                 -0-                (34,000)
                  Accrued officer wages                                                  -0-                ( 6,000)

                                 Enercorp, Inc.
                    Notes to Financial Statements (Continued)

                  Allowance for notes receivable                                    ( 11,700)              (  36,000)
                  Net operating loss carry over                                     (455,300)              ( 434,000)
                                                                                    --------              ----------
                                                                                   $ 360,000            $  1,191,000

                  At June 30, 1996, the Company has net operating loss carry forward available to offset future taxable income of approximately $1,338,000 that expires at various years through June 30, 2011.


Note 7:           Operating Leases

                  The company leases office space accounted for as an operating lease. The current lease runs through March 1997. Lease expense was $9,915, $5,958 and $4,462 for the years ending June 30, 1996, 1995 and 1994, respectively.

                  Future minimum lease obligations are as follows:

                           6/30/97                       6,435

                                 Enercorp, Inc.
                   Amounts Receivable from Affiliated Parties
        Underwriters, Promoters and Employees Other than Related Parties

                                Column A              Column B  Column C             Column D                    Column E
                                                                                    Deductions            Balance end of period
                                                     Balance at                 (1)           (2)           (1)             (2)
                                                    beginning of              Amounts       Amounts                         Non-
                              Name of Debtor           Period   Additions(a) Collected(a) Written off     Current         Current

For the year ended
June 30, 1996

Notes receivable from     Immune Response, Inc.         $ 68,864          -   $68,864    $      -                -
affiliated companies      Pro Connextions, inc.           30,862          -         -           -           30,862             -

Accounts receivable from  Williams Controls, Inc.              -   $125,000         -           -          125,000             -
                                                         -------    -------    -------    -------          -------       -------
                                                        $ 99,726   $125,000    $68,864   $      0         $155,862            $0
                                                         =======    =======    =======    =======          =======       =======
For the year ended
June 30, 1995

Notes receivable from     Immune Response, Inc.         $ 68,864          -          -   $      -           68,864             -
affiliated companies      Pro Connextions, inc.           30,862          -          -          -           30,862             -
                          Kimbro Imaging Systems, Inc.   420,000     12,000     24,445    407,555                -             -

Accounts receivable from  Williams Controls, Inc.            250          -        250          -                -             -
ffiliated companies      Kimbro Imaging Systems, Inc.         -         522        522          -                -             -
                                                         -------    -------    -------    -------          -------       -------
                                                        $519,976   $ 12,522    $25,217   $407,555          $99,726            $0
                                                         =======    =======    =======    =======          =======       =======

                       See notes to financial statements

                                 Enercorp, Inc.
                 Valuation and Qualifying Accounts and Reserves

             Column A                     Column B            Column C                                Column D             Column E
                                                              Additions
                                          Balance at          Charge to           Charged to                              Balance at
                                          beginning             costs/          other accounts                                end
                                          of period            expenses            describe           Deductions          of period
                                          ---------           ---------         --------------        ----------          ----------
For the year ended June 30, 1996
Allowance for uncollectible accounts
  Notes receivable                        $ 74,795                                      -                51,648           $ 23,147
  Interest receivable                     $ 31,642               4,520                  -                26,118           $ 10,044
For the year ended June 30, 1995
Allowance for uncollectible accounts
  Notes receivable                        $259,863              24,932                  -              210,000            $ 74,795
  Interest receivable                     $ 26,641              39,860                  -               34,859            $ 31,642
For the year ended June 30, 1994
Allowance for uncollectible accounts
  Notes receivable                        $ 30,632             229,231                  -                   -             $259,863
  Interest receivable                     $  6,587              20,054                  -                   -             $ 26,641


                        See notes to financial statements
                                       S-2