Form 10-Q
period 1996-09-30
ENERCORP INC
filed 1996-11-13
CIK 313116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO

                         Commission File Number: 0-9083


                                 Enercorp, Inc.
             (Exact name of Registrant as specified in its Charter)

Colorado                                                         84-0768802
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                            48322
(Address of principal executive offices)                           (Zip Code)

                                 (810) 851-5654
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X     No

Number of shares of common stock outstanding at November 12, 1996:  590,897

                                 Enercorp, Inc.

         Form 10-Q Filing for the First Quarter Ended September 30, 1996

                                      INDEX

                                                                           Page
                                                                          Number
PART I. FINANCIAL INFORMATION
Item 1.          Financial Statements                                          3

                 Statements of Assets and Liabilities
                 September 30, 1996 (Unaudited) and June 30, 1996              4

                 Schedule of Investments (Unaudited), September 30, 1996     5-6

                 Schedule of Investments June 30, 1996                       7-8

                 Statements of Operations (Unaudited) for the Three
                 Months Ended September 30, 1996 and 1995                      9

                 Statements of Cash Flows (Unaudited) for the Three
                 Months Ended September 30, 1996 and 1995                     10

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             11-12

PART II. OTHER INFORMATION
Item 1.          Legal Proceedings                                            12

Item 2.          Changes in Securities                                        12

Item 3.          Defaults Upon Senior Securities                              12

Item 4.          Submission of Matters to a Vote of
                 Security Holders                                             12

Item 5.          Other Information                                            12

Item 6.          Exhibits and Reports on Form 8-K                             12

                 Signature Page                                               13

                                 Enercorp, Inc.


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1996.

                                 Enercorp, Inc.
                      Statements of Assets and Liabilities

                                                              September 30,           June 30,
                                                                  1996                  1996
                                                               ----------           ----------
ASSETS
  Investments, at fair value, cost of $1,532,388 at
     September 30, 1996 and June 30, 1996                      $5,127,091           $3,966,631
  Cash                                                             12,437                  495
  Accounts receivable - related parties                           128,523              125,000
  Accrued interest receivable - net of allowance for
    uncollectible interest receivable of $10,656 and $10,045
    at September 30, 1996 and June 30, 1996, respectivel            3,707                3,350
  Note receivable,  net of allowance for uncollectible note
    receivable of $23,147 at September 30, 1996 and
    June 30, 1996                                                   7,715                7,715
  Note receivable - related party                                 200,000                 -0-
  Furniture and fixtures, net of accumulated depreciation
    of $4,359 and $3,840 at September 30, 1996 and
    June 30, 1996, respectively                                     6,525                3,530
  Other assets                                                     13,660               17,035
                                                               ----------           ----------
                                                               $5,499,658           $4,123,756
                                                               ==========           ==========

LIABILITIES AND NET ASSETS

Liabilities
  Note payable - bank                                          $1,737,021           $1,454,721
  Accounts payable and accrued liabilities                         19,277                6,145
  Deferred tax liability                                          728,000              360,000
                                                               ----------           ----------
                                                                2,484,298            1,820,866
                                                               ----------           ----------
Net assets
  Common stock, no par value: 10,000,000 shares
    authorized, 590,897 shares issued and outstanding
    September 30, 1996 and June 30, 1996                        1,468,251            1,468,251

  Preferred stock, no par value:  1,000,000 shares
    authorized, -0- issued and outstanding                            -0-                  -0-

  Accumulated deficit                                            (825,595)            (772,605)

  Unrealized net gain on investments, net of deferred
    income taxes of $1,222,000 and $827,000 at
    September 30, 1996 and June 30, 1996, respectively          2,372,704            1,607,244
                                                               ----------           ----------
                                                                3,015,360            2,302,890
                                                               ----------           ----------
                                                               $5,499,658           $4,123,756
                                                               ==========           ==========

                                 Enercorp, Inc.
                            Schedule of Investments
                               September 30, 1996

                                                                              Restriction  Number          Cost
                                                                   Expiration    as to        of          and/or         Fair
               Company        Description of Business                 Date      Resale   Shares Owned     Equity        Value
AFFILIATED COMPANIES
 Common Stocks - Public Market Method of Valuation (d)

   CompuSonics Video CorporatiDigital Video Product Development                                 1,751   $         -   $         2
                                                                                           10,000,000       106,477         9,000

   Williams Controls, Inc.*   Manufacturer of automotive electronics,          (f)            400,000        60,000       990,000
                              components and consumer products                 (f)            850,000       127,500     2,103,750
                                                                               (f)            330,000       412,500       816,750
                                                                               (b)4/98(f)     100,000        34,000       247,500
                                                                               (b)5/97(f)      30,000       108,750        66,000

   Ajay Sports, Inc.*         Golf & Casual Furniture Manufacturer             (b)10/96     1,764,706       600,000       529,411
                                                                               (b)12/97       100,000        37,500        30,000

 Preferred Stocks - Public Market Method of Valuation (d)

   Ajay Sports, Inc.*         Golf & Furniture Manufacturer                                     2,000        20,000        13,950

 Warrants and Stock Options - Board Appraisal Method of Valuation (d)

   CompuSonics Video CorporatiDigital Video Product Development                (c)           300,000             -             -

   Williams Controls, Inc.*   Manufacturer of automotive electroni   11/08/97  (c)           150,000             -       315,900
                              components and consumer products       08/04/99  (c)(e)         25,000             -             -
                                                                     05/03/00  (c)            25,000             -             -
                                                                                                         ---------     ---------
                                                                                                         1,506,727     5,122,263




                                                                     (Continued)
                                       5

                                 Enercorp, Inc.
                      Schedule of Investments (Continued)
                               September 30, 1996

                                                                              Restriction  Number          Cost
                                                                   Expiration    as to        of          and/or         Fair
                                                                      Date      Resale   Shares Owned     Equity        Value
               Company        Description of Business
UNAFFILIATED COMPANIES
 Common Stocks - Public Market Method of Valuation (d)

   Immune Response, Inc.      Holding Company                                             10,000,000         5,000             -
   Vitro Diagnostics          Diagnostic Test Kits                                               300         1,500            38
   Proconnextions, Inc.       Sports Memorabilia Marketing                     (a)           191,610        19,161         4,790
                              Sub-total - UNAFFILIATED COMPANIES                                            25,661         4,828
                                                                                                         ---------     ---------
                              Total - ALL COMPANIES                                                     $1,532,388    $5,127,091
                                                                                                         =========     =========


   (a) Non-public company whose securities are privately owned.
   (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the mon (c) No public market for this security exists. (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
   (e) 25% vesting at 8/94, 8/95, 8/96 and 8/97.
   (f) Pledged as collateral against a line of credit with NBD Bank.

   * This entity is considered an affiliated company since the Company owns more than 5% but less than 25% of the Investee compa outstanding common stock. Because of this, the Company would be affected by a sales limitation of one percent of the inve outstanding common stock during any three-month period, or the average of the last four weeks' trading volume, whichever is greater

                                 Enercorp, Inc.
                            Schedule of Investments
                                 June 30, 1996

                                                                                    Restriction      Number       Cost
                                                                        Expiration     as to           of        and/or       Fair
             Company                   Description of Business             Date        Resale     Shares Owned   Equity       Value
             -------                   -----------------------          ----------  -----------   ------------   ------       -----
AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development                                 1,751  $        -  $        2
                                                                                                  10,000,000     106,477       9,000

     Williams Controls, Inc.*        Manufacturer of automotive                      (f)             400,000      60,000     720,000
                                     electronics, components and                     (f)             850,000     127,500   1,530,000
                                     consumer products                               (f)             330,000     412,500     594,000
                                                                                     (b)4/98(f)      100,000      34,000     180,000
                                                                                     (b)5/97(f)       30,000     108,750      48,000

     Ajay Sports, Inc.*              Golf, Billiard & Casual Furniture               (b)10/96      1,764,706     600,000     617,647
                                           Manufacturer                              (b)12/97        100,000      37,500      35,000

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*                 Golf, Billiard & Furniture                                     2,000      20,000      13,500
                                           Manufacturer

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development               (c)             300,000           -           -

     Williams Controls, Inc.*           Manufacturer of automotive         11/08/97  (c)             150,000           -     214,650
                                        electronics, components and        01/18/99  (c)              25,000           -           -
                                        consumer products                  05/03/00  (c)(e)           25,000           -           -
                                                                                                   ---------               ---------
                                                                                                   1,506,727               3,961,799


                                                                     (Continued)
                                       7

                                 Enercorp, Inc.
                      Schedule of Investments (Continued)
                                 June 30, 1996

                                                                                    Restriction      Number       Cost
                                                                        Expiration     as to           of        and/or       Fair
             Company                   Description of Business             Date        Resale     Shares Owned   Equity       Value
             -------                   -----------------------          ----------  -----------   ------------   ------       -----
UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response, Inc.              Holding Company                                           10,000,000       5,000           -
     Vitro Diagnostics                  Diagnostic Test Kits                                             300       1,500          42
                                                                                                               ---------   ---------
     Proconnextions, Inc.               Sports Memorabilia Marketing                 (a)             191,610      19,161       4,790
                                                                                                               ---------   ---------
                                              Sub-total - UNAFFILIATED
                                                            COMPANIES                                             25,661       4,832
                                                                                                               ---------   ---------
                                              Total - ALL COMPANIES                                            1,532,388   3,966,631
                                                                                                               =========   =========


           (a) Non-public company whose securities are privately owned.
           (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
           (c) No public market for this security exists.
           (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
           (e) 25% vesting at 8/94, 8/95, 8/96 and 8/97.
           (f)  Pledged as collateral against a line of credit with NBD Bank.

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

                                 Enercorp, Inc.
                            Statements of Operations

                                                                 For the Three Months
                                                                  Ended September 30,
                                                              1996                  1995
REVENUES
  Interest income                                              $      824            $    2,899
  Interest income from related entities                               152                   -0-
  Consulting fees from related companies                              672                   -0-
  Royalties and settlement income                                     -0-                 2,640
  Dividend income from affiliated company                             500                   -0-
                                                               ----------            ----------
                                                                    2,148                 5,539
                                                               ----------            ----------

EXPENSES
  Salaries - officer                                               18,000                18,000
  Bonus expense - officer                                             -0-                 2,893
  Directors' fees                                                     -0-                 1,000
  Staff salaries                                                    9,600                 9,400
  Legal, accounting and other professional fees                     4,314                20,217
  Interest expense - related entity                                   -0-                12,221
  Interest expense - other                                         35,277                24,334
  Bad debt expense                                                    613                 2,172
  Other general and administrative expenses                        14,334                10,767
                                                               ----------            ----------
                                                                   82,138               101,004
                                                               ----------            ----------
  Net (loss) from operations before taxes                         (79,990)              (95,465)
  Income taxes                                                     27,000                32,000
                                                               ----------            ----------
  Net (loss) from operations after taxes                          (52,990)              (63,465)
                                                               ----------            ----------
  Net unrealized gain on investments before taxes               1,160,460                237,914
  Income taxes                                                   (395,000)              (80,900)
                                                               ----------            ----------
  Net unrealized gain on investment after taxes                   765,460               157,014
                                                               ----------            ----------
  Increase in net assets                                       $  712,470            $   93,549
                                                               ==========            ==========
  Increase in net assets per share                             $     1.21            $     0.16
                                                               ==========            ==========

                                 Enercorp, Inc.
                            Statements of Cash Flows

                                                               For the Three Months
                                                               Ended September 30,
                                                                       1996                  1995
Cash flows from operating activities:
    Increase in net assets                                             $   712,470           $    93,549
                                                                        ----------            ----------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation                                                               519                   431
    Bad debt provision on notes receivable
      and interest net of write offs                                           612                 2,172
    Unrealized (gain) on investments                                   $(1,160,460)          $  (237,914)
    (Increase) in accounts receivable - related party                       (3,523)                  -0-
    (Increase) in interest receivable                                         (968)               (2,895)
    Decrease in other assets                                                 3,374                 7,719
    Increase (decrease) in accounts payable and
      accrued expenses                                                      13,132                (7,682)
    Increase in deferred taxes                                             368,000                48,900
    Increase  in bonus payable to officer                                      -0-                 2,893
                                                                        ----------            ----------
    Total adjustments                                                     (779,314)             (186,376)
                                                                        ----------            ----------
Net cash (used) by operating activities                                    (66,844)              (92,827)
                                                                        ----------            ----------

Cash flows from investing activities:
    Purchase of investments                                                    -0-               (20,000)
    Payments received from notes receivable                                                        2,558
    Issuance of notes receivable                                          (200,000)                  -0-
    Purchase of furniture and fixtures                                      (3,514)                  -0-
                                                                        ----------            ----------
Net cash (used) by investing activities                                   (203,514)              (17,442)
                                                                        ----------            ----------
Cash flows from financing activities:
    Proceeds from notes payable                                            282,300               110,500
                                                                        ----------            ----------
Net cash provided by investing activities                                  282.300               110,500
                                                                        ----------            ----------

Increase in cash                                                           11,942                    231

Cash, beginning of period                                                      495                 1,191
                                                                        ----------            ----------
Cash, end of period                                                    $    12,437           $     1,422
                                                                        ==========            ==========
Supplemental disclosures of cash flow information:
    Interest paid                                                      $    23,484           $    35,887
                                                                        ==========            ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Material Changes in Financial Condition:

           Net assets increased by $712,470 during the first quarter ended September 30, 1996. This compares to an increase in net assets of $93,549 during the first quarter ended September 30, 1995. The increase during the quarter was due mainly to an increase in the fair market value of the Registrant's investment in its largest investee, Williams Controls, Inc. ("Williams"), which represented 89% of the Registrant's investments (at fair value) at September 30, 1996.

           The Registrant has a line of credit with NBD Bank ("NBD"). The collateral is all of the shares of Williams common stock currently owned by the Registrant (1,710,000 shares at September 30, 1996 and 1,610,000 shares subsequent to the quarter) and all future shares of Williams common stock acquired by the Registrant. The interest rate is NBD's prime rate plus 1%. The Registrant may borrow up to the lessor of $2,000,000 or 50% of the fair market value of the collateral. This line expires in August 1997. The amount outstanding at September 30, 1996 and June 30, 1996 was $1,737,021 and $1,454,721, respectively. As of September 30, 1996, the Registrant has no material commitments for capital expenditures.

           On September 27, 1996 the Registrant loaned Ajay Sports, Inc. ("Ajay") $200,000 for working capital. This loan is a 90 day note with an interest rate of NBD's prime rate plus 1%.

           On October 1, 1996 the Registrant sold 100,000 shares of Williams common stock for $2.50/share. The proceeds from this sale was used to decrease the line of credit.

           The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its invested companies and by the amount and timing of new or incremental investments it makes.

           Material Changes in Results of Operations:

           The Registrant's revenues were $2,148 and $5,539 for the three months ended September 30, 1996 and 1995, respectively. The decrease in revenues for the quarter is due mainly to a decrease in interest income and a decrease in settlement income. The Registrant's operating expenses for the quarter ended September 30, 1996 decreased by $18,886 (19%) over the same period of the prior year. The decrease in expenses is due mainly to a decrease in legal fees and bad debt expenses.

           The Registrant recorded an unrealized gain on investments of $1,160,460 for the quarter ended September 30, 1996 compared to $237,914 for the quarter ended September 30, 1995. This is mainly due to the changes in fair market value of the Registrant's investment in Williams.

           Williams Controls, Inc. - Investee Company

           The Registrant's largest investee company, Williams Controls, is a publicly held company (Nasdaq:WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls, communication systems and accessories for the transportation, telecommunication and agricultural industries.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

            None

Item 2.    Changes in Securities

            None

Item 3.    Defaults Upon Senior Securities

            None

Item 4.    Submission of Matters to a Vote of Security Holders

            None

Item 5.    Other Information

           Prior period amounts associated with shares and per share calculations have been restated to reflect the Registrant's 1-for-75 reverse stock split which became effective at the close of business on December 13, 1995.

Item 6.   Exhibits and Reports on Form 8-K

           Exhibit 27      Financial Data Schedule

                                 Enercorp, Inc.

                                    Form 10-Q

                 For the First Quarter Ended September 30, 1996

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Enercorp, Inc.



                                        (Registrant)


                                         BY s\Robert R. Hebard
                                         ---------------------------------------
                                           Robert R. Hebard
                                           President and Chief Financial Officer

Date:  November 12, 1996


10Q996.ENC