Form 10-Q
period 1996-12-31
ENERCORP INC
filed 1997-02-14
CIK 313116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 1996

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
                              Yes  X     No

Number of shares of common stock outstanding at February 10, 1997:  590,897

                                 Enercorp, Inc.

       Form 10-Q Filing for the Second Quarter Ended December 31, 1996

                                      INDEX
                                                                    Page
                                                                    Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                       3

            Statements of Assets and Liabilities
December 31, 1996 (Unaudited) and June 30, 1996                        4

            Schedule of Investments (Unaudited), December 31, 1996   5-6

            Schedule of Investments June 30, 1996                    7-8

            Statements of Operations (Unaudited) for the Six
            Months Ended December 31, 1996 and 1995                    9

            Statements of Cash Flows (Unaudited) for the Six
            Months Ended December 31, 1996 and 1995                   10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                         12

Item 2.     Changes in Securities                                     12

Item 3.     Defaults Upon Senior Securities                           13

Item 4.     Submission of Matters to a Vote of Security Holders       13

Item 5.     Other Information                                         13

Item 6.     Exhibits and Reports on Form 8-K                          13

            Signature Page                                            14

                                      Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1996.

                                             Enercorp, Inc.
                                            Statements of Assets and Liabilities

                                                                         December 31,           June 30,
                                                                             1996                 1996
                                                                       -----------------    -----------------
                                                                          (Unaudited)
ASSETS

     Investments, at fair value, cost of $1,623,388 and
         $1,532,388 at December 31, 1996 and June 30, 1996             $      3,683,539     $      3,966,631
     Cash                                                                         3,986                  495
     Accounts receivable - related parties                                        2,985              125,000
     Accrued interest receivable - net of allowance for
         uncollectible interest receivable of $11,271 and $10,045
         at December 31, 1996 and June 30, 1996, respectively                     3,757                3,350
     Accrued interest receivable - related party                                  4,815
     Note receivable,  net of allowance for uncollectible note
         receivable of $23,147 at December 31, 1996 and
         June 30, 1996                                                            7,715                7,715
     Note receivable - related party                                            200,000                   -0-
     Furniture and fixtures, net of accumulated depreciation
         of $4,878 and $3,840 at December 31, 1996 and
         June 30, 1996, respectively                                              6,006                3,530
     Other assets                                                                 9,813               17,035
                                                                       -----------------    -----------------
                                                                      $       3,922,616    $       4,123,756
                                                                       =================    =================

LIABILITIES AND NET ASSETS

Liabilities
     Note payable - bank                                              $       1,586,400    $       1,454,721
     Accounts payable and accrued liabilities                                    28,657                6,145
     Deferred tax liability                                                     240,000              360,000
                                                                       -----------------    -----------------
                                                                              1,855,057            1,820,866
                                                                       -----------------    -----------------
Net assets
     Common stock, no par value: 10,000,000 shares
         authorized, 590,897 shares issued and outstanding
         December 31, 1996 and June 30, 1996                                  1,468,251            1,468,251

     Preferred stock, no par value:  1,000,000 shares
         authorized, -0- issued and outstanding                                      -0-                  -0-

     Accumulated deficit                                                       (760,843)            (772,605)

     Unrealized net gain on investments, net of deferred
         income taxes of $700,000 and $827,000 at
         December 31, 1996 and June 30, 1996, respectively                    1,360,151            1,607,244
                                                                       -----------------    -----------------
                                                                              2,067,559            2,302,890
                                                                       -----------------    -----------------
                                                                      $       3,922,616    $       4,123,756
                                                                       =================    =================


                                 Enercorp, Inc.
                             Schedule of Investments
                                December 31, 1996
                                   (Unaudited)

                                                                                  Restrictions   Number        Cost
                                                                       Expiration   as to          of          and/or     Fair
                            Company   Description of Business              Date     Resale    Shares Owned     Equity     Value

AFFILIATED COMPANIES
 Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation* Digital Video Product Development                                  1,751  $        -  $        2
                                                                                                  10,000,000     106,477       9,000

     Williams Controls, Inc.*       Manufacturer of automotive electronics,          (f)             400,000      60,000     720,000
                                    components and consumer products                 (f)             850,000     127,500   1,530,000
                                                                                     (f)             330,000     412,500     594,000
                                                                                     (b) 5/97(f)      30,000     108,750      48,000
                                                                                     (b)10/98(f)      50,000     125,000      80,000

     Ajay Sports, Inc.*             Golf & Casual Furniture Manufacturer                           1,764,706     600,000     446,294
                                                                                     (b)12/97        100,000      37,500      25,290

 Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*             Golf & Furniture Manufacturer                                      2,000      20,000      11,475

 Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation* Digital Video Product Development                (c)              300,000          -          -

     Williams Controls, Inc.*       Manufacturer of automotive electronics, 11/08/97 (c)              150,000          -     214,650
                                    components and consumer products        08/04/99 (c)(e)            25,000          -          -
                                                                            05/03/00 (c)               25,000          -          -
                                                                            09/13/99  (c)              50,000          -          -
                                                                                                             ------------ ----------
                                                                                                               1,597,727   3,678,711




                                   (Continued)

                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                                December 31, 1996
                                   (Unaudited)

                                                                                  Restrictions Number      Cost
                                                                      Expiration  as to          of        and/or          Fair
                                                                        Date      Resale    Shares Owned   Equity          Value
                            Company   Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

       Immune Response, Inc.          Holding Company                                      10,000,000        5,000               -
       Vitro Diagnostics              Diagnostic Test Kits                                        300        1,500              38
       Proconnextions, Inc.           Sports Memorabilia Marketing                 (a)        191,610       19,161           4,790
                                                                                                         ------------   ------------
                                      Sub-total - UNAFFILIATED COMPANIES                                    25,661           4,828
                                                                                                         ------------   ------------
                                      Total - ALL COMPANIES                                            $ 1,623,388     $ 3,683,539
                                                                                                         ============  ============


 (a) Non-public company whose securities are privately owned.
 (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
 (c) No public market for this security exists.
 (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
 (e) 75% currently vested; 25% vesting 8/97.
 (f) Pledged as collateral against a line of credit with NBD Bank.

 *This entity is considered an affiliated company since the Company owns more than 5% but less than 25% of the Investee company's outstanding common stock. Because of this, the Company would be affected by a sales limitation of one percent of the investee's outstanding common stock during any three-month period, or the average of the last four weeks' trading volume, whichever is greater.

                                 Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 1996

                                                                                    Restrictions   Number     Cost
                                                                        Expiration   as to          of        and/or       Fair
                            Company   Description of Business               Date     Resale      Shares Owned Equity       Value

AFFILIATED COMPANIES
Common Stocks - Public Market Method of Valuation (d)

    CompuSonics Video Corporation* Digital Video Product Development                                   1,751  $      -   $       2
                                                                                                  10,000,000   106,477       9,000

    Williams Controls, Inc.*       Manufacturer of automotive electronics,            (f)            400,000    60,000     720,000
                                   components and consumer products                   (f)            850,000   127,500   1,530,000
                                                                                      (f)            330,000   412,500     594,000
                                                                                      (b)4/98 (f)    100,000    34,000     180,000
                                                                                      (b)5/97 (f)     30,000   108,750      48,000

    Ajay Sports, Inc.*             Golf & Casual Furniture Manufacturer               (b)10/96     1,764,706   600,000     617,647
                                                                                      (b)12/97       100,000    37,500      35,000

Preferred Stocks - Public Market Method of Valuation (d)

    Ajay Sports, Inc.*             Golf, Billiard & Furniture Manufacturer                             2,000    20,000      13,500

Warrants and Stock Options - Board Appraisal Method of Valuation (d)

    CompuSonics Video Corporation* Digital Video Product Development                  (c)            300,000         -          -

    Williams Controls, Inc.*       Manufacturer of automotive electronics, 11/08/97   (c)            150,000         -     214,650
                                   components and consumer products        08/04/99   (c)(e)          25,000         -          -
                                                                           05/03/00   (c)             25,000         -          -
                                                                                                             ---------    --------
                                                                                                             1,506,727   3,961,799





                                   (Continued)

                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                                  June 30, 1996

                                                                                  Restrictions    Number      Cost
                                                                      Expiration   as to              of       and/or       Fair
                                                                          Date     Resale      Shares Owned   Equity        Value
              Company   Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

       Immune Response, Inc.          Holding Company                                          10,000,000      5,000           -
       Vitro Diagnostics              Diagnostic Test Kits                                            300      1,500           42
       Proconnextions, Inc.           Sports Memorabilia Marketing                  (a)           191,610      19,161        4,790
                                                                                                           ----------   ----------
                                      Sub-total - UNAFFILIATED COMPANIES                                       25,661        4,832
                                                                                                           ----------   ----------
                                      Total - ALL COMPANIES                                               $ 1,532,388   $ 3,966,631
                                                                                                          ============   ==========


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

                                 Enercorp, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                      For the Three Months         For the Six Months
                                                                       Ended December 31            Ended December 31
                                                                 --------------------------    -------------------------
                                                                       1996            1995         1996           1995
                                                                 -----------    ------------   ----------    -----------
REVENUES
     Interest income                                           $        817   $       1,982   $    1,641   $      4,511
     Interest income from related entities                            4,663             -0-        4,815            -0-
     Consulting fees from related companies                             893          31,575        1,565         31,575
     Net realized gain on sale of investments                       216,000          28,410      216,000         28,410
     Royalties and settlement income                                    -0-           2,751           -0-         2,811
     Recovery of bad debt                                               -0-          42,942           -0-        42,942
     Dividend income from affiliated company                            500             370        1,000            370
                                                                 -----------    -----------   ----------    -----------
                                                                    222,873         108,030      225,021        110,619
                                                                 -----------    -----------   ----------    -----------
EXPENSES
     Salaries - officer                                              56,875          18,000       74,875         36,000
     Bonus expense - officer                                             -0-         (2,893)          -0-            -0-
     Directors' fees                                                     -0-             -0-          -0-         1,000
     Staff salaries                                                  10,732           9,600       20,332         19,000
     Legal, accounting and other professional fees                    1,699           7,142        6,013         27,359
     Interest expense - related entity                                   -0-         12,197           -0-        24,418
     Interest expense - other                                        36,773          26,532       72,050         50,866
     Bad debt expense                                                   614           1,138        1,227          3,310
     Other general and administrative expenses                       17,429          19,847       31,763         30,614
                                                                 -----------    ------------   ----------    -----------

                                                                    124,122          91,563      206,260        192,567
                                                                 -----------    ------------   ----------    -----------

     Net income (loss) from operations before taxes                  98,751          16,467       18,761        (81,948)
     Income taxes                                                   (34,000)         (4,000)      (7,000)        28,000
                                                                 -----------    ------------   ----------    -----------

     Net income (loss) from operations after taxes                   64,751          12,467       11,761        (53,948)
                                                                 -----------    ------------   ----------    -----------

     Net unrealized gain (loss) on investments before taxes      (1,534,549)     (2,025,921)    (374,089)    (1,788,007)
     Income taxes                                                   522,000         688,900      127,000        608,000
                                                                 -----------    ------------   ----------    -----------

     Net unrealized gain (loss) on investment after taxes        (1,012,549)     (1,337,021)    (247,089)    (1,180,007)
                                                                 -----------    ------------   ----------    -----------

     Increase (decrease) in net assets                         $   (947,798)  $  (1,324,554)  $ (235,328)  $ (1,233,955)
                                                                 ===========    ============   ==========    ===========

     Increase (decrease) in net assets per share               $      (1.60)   $      (2.24)  $    (0.40)  $      (2.09)
                                                                ============    ============  ===========   ============


                                 Enercorp, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                               For the Six Months

                                                                                         Ended December 31,
                                                                             --------------------------------------
                                                                                   1996                 1995
                                                                             -----------------    -----------------
Cash flows from operating activities:
         Increase (decrease) in net assets                                 $         (235,328)  $       (1,233,955)
                                                                             -----------------    -----------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
         Depreciation                                                                   1,038                  861
         Bad debt provision on notes receivable
           and interest net of write offs                                               1,226                3,310
         Gain on sale of investments                                                 (216,000)                 -0-
         Recovery of bad debts                                                            -0-              (42,941)
         Decrease in unrealized gain on investments                                   374,092            1,788,007
         (Increase) decrease in accounts receivable - related party                   122,015                   58
         (Increase) in interest receivable                                             (1,633)              (4,413)
         (Increase) in interest receivable - related party                             (4,815)                 -0-
         Decrease in other assets                                                       7,222                8,306
         Increase (decrease) in acts. payable and accrued exp.                         22,509              (21,921)
         (Decrease) in deferred taxes                                                (120,000)            (636,000)
                                                                             -----------------    -----------------
         Total adjustments                                                            185,654            1,095,267
                                                                             -----------------    -----------------
Net cash (used) by operating activities                                               (49,674)            (138,688)
                                                                             -----------------    -----------------

Cash flows from investing activities:
         Purchase of investments                                                     (125,000)             (50,000)
         Proceed from sale of investments                                             250,000                  -0-
         Payments received from notes receivable                                          -0-               75,864
         Issuance of notes receivable                                                (200,000)              (1,500)
         Purchase of furniture and fixtures                                            (3,514)                 -0-
                                                                             -----------------    -----------------
Net cash provided by investing activities                                             (78,514)              24,364
                                                                             -----------------    -----------------

Cash flows from financing activities:
         Payments to notes payable                                                   (250,000)                 -0-
         Proceeds from notes payable                                                  381,679              176,104
                                                                             -----------------    -----------------
Net cash provided by financing activities                                             131,679              176,104
                                                                             -----------------    -----------------

Increase in cash                                                                        3,491               61,780

Cash, beginning of period                                                                 495                1,191
                                                                             -----------------    -----------------

Cash, end of period                                                        $            3,986   $           62,971
                                                                             =================    =================

Supplemental disclosures of cash flow information:
         Interest paid                                                     $           72,051   $           73,821
                                                                             =================    =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Material Changes in Financial Condition:

         Net assets decreased by $947,798, or $1.60 per share, during the second quarter ended December 31, 1996. This compares to a decrease in net assets of $1,324,554, or $2.24 per share, during the second quarter ended December 31, 1995. The decrease during the quarter was due mainly to a decrease in the fair market value of the Registrant's investment in its largest investee, Williams Controls, Inc. ("Williams"), which represented 87% of the Registrant's investments (at fair value) at December 31, 1996.

         The Registrant has a line of credit with NBD Bank ("NBD"). The collateral is all of the shares of Williams common stock currently owned by the Registrant (1,660,000 shares) and all future shares of Williams common stock acquired by the Registrant. The interest rate is NBD's prime rate plus 1%. The Registrant may borrow up to the lessor of $2,000,000 or 50% of the fair market value of the collateral. The amount available at December 31, 1996, based on the above formula, was $73,600. This line expires on January 31, 1998. The amount outstanding at December 31, 1996 and June 30, 1996 were $1,586,400 and $1,454,721, respectively. As of December 31, 1996, the Registrant has no material commitments for capital expenditures.

         On September 27, 1996 the Registrant loaned Ajay Sports, Inc. ("Ajay") $200,000 for working capital. This loan is a 90 day note with an interest rate of NBD's prime rate plus 1%. In December 1997 the Registrant changed this note to a demand note. The accrued interest on the note at December 31, 1996 was $4,815. The Registrant expects repayment of the note and interest some time during 1997.

         On October 1, 1996 the Registrant sold 100,000 shares of Williams common stock for $2.50/share. The proceeds from this sale were used to decrease the line of credit. The Registrant also received 50,000 shares of Williams' common stock and 50,000 options to purchase common stock from Williams as fee income on that date.

         The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

         At December 31, 1996 the Registrant's borrowing availability against the NBD line of credit was $73,600. The Registrant has several options for continued cash flow including, (1) a potential waiver from NBD of the formula cap, (2) increasing the availability with NBD by pledging Ajay's common stock and preferred stock as additional collateral, (3) selling some shares Ajay or Williams common stock (4) demanding from Ajay, payment of the $200,000 note payable.

         Material Changes in Results of Operations:

         The Registrant's revenues were $222,873 and $108,030 for second quarter ended December 31, 1996 and 1995, respectively. The increase in revenues for the quarter, compared with the prior year's quarter, is due mainly to an increase in the net realized gain on the sale of investments offset by the decrease of recovery from bad debt. The Registrant's operating expenses for the second quarter ended December 31, 1996 increased by $32,559 (36%) over the same period of the prior year. This was due mainly to the increase in salary accrual that is based on the increase in consulting income.

         The Registrant recorded an unrealized loss on investments of $1,534,549 for the second quarter ended December 31, 1996 compared to a loss of $2,025,921 for the second quarter ended December 31, 1995. This is mainly due to the changes in fair market value of the Registrant's investment in Williams.

         Williams Controls, Inc. - Investee Company

         The Registrant's largest investee company, Williams Controls, is a publicly held company (Nasdaq:WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls, communication systems and accessories for the transportation, communication and agricultural industries.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3.   Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

        None

Item 5.   Other Information


Item 6.   Exhibits and Reports on Form 8-K

        Exhibit 27 Financial Data Schedule

                                 Enercorp, Inc.

                                    Form 10-Q

                For the Second Quarter Ended December 31, 1996

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.
                                 (Registrant)



                                BY s\Robert R. Hebard
                                   ------------------------------
                                    Robert R. Hebard
                                    President and Chief Financial Officer


Date: February 13, 1997