Form 10-Q
period 1997-03-31
ENERCORP INC
filed 1997-05-16
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                                       OR

()TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM______________  TO _______________

                         Commission File Number: 0-9083

                                 Enercorp, Inc.
             (Exact name of Registrant as specified in its Charter)

          Colorado                                           84-0768802
_____________________________                           ______________________
State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

   7001 Orchard Lake Road, Suite 424
       West Bloomfield, Michigan                                      48322
_______________________________________                            ___________
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5654
               __________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes___X____   No _____

Number of shares of common stock outstanding at May 14, 1997:  590,897

                                 Enercorp, Inc.

           Form 10-Q Filing for the Third Quarter Ended March 31, 1997

                                      INDEX
                                                                      Page
                                                                    Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                         3

            Statements of Assets and Liabilities March 31,1997
             (Unaudited)and June 30, 1996                                4

            Schedule of Investments (Unaudited), March 31, 1997        5-6

            Schedule of Investments June 30, 1996                      7-8

            Statements of Operations (Unaudited) for the Nine
            Months Ended March 31, 1997 and 1996                         9

            Statements of Cash Flows (Unaudited) for the Nine
            Months Ended March 31, 1997 and 1996                        10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           13

Item 2.     Changes in Securities                                       13

Item 3.     Defaults Upon Senior Securities                             13

Item 4.     Submission of Matters to a Vote of Security Holders         13

Item 5.     Other Information                                           13

Item 6.     Exhibits and Reports on Form 8-K                            13

            Signature Page                                              14

                                 Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1996.

                                  Enercorp, Inc.

                                                       March 31,      June 30,
                                                         1997           1996
                                                      ------------   -----------
ASSETS                                                (Unaudited)

    Investments, at fair value, cost of $1,623,388
    and $1,532,388 at March 31, 1997 and
     June 30, 1996                                  $   4,335,099  $  3,966,630
    Cash                                                      319           495
    Accounts receivable - related parties                   2,985       125,000
    Accrued interest receivable - net of allowance
    for uncollectible interest receivable of $11,870
      and $10,045 at March 31, 1997 and
      June 30, 1996 respectively                            3,958         3,351
    Accrued interest receivable - related party             9,377           -0-
    Note receivable,  net of allowance for
     uncollectible note receivable of $23,147 at
     March 31, 1997 and June 30, 1996                       7,715         7,715
    Note receivable - related party                       200,000           -0-
    Furniture and fixtures, net of accumulated
     depreciation of $4,325 and $3,840 at
     March  31, 1997 and June 30, 1996, respectively        4,610         3,530
    Other assets                                            6,183        17,036
                                                      ------------   -----------
                                                    $   4,570,246  $  4,123,757
                                                      ============   ===========

LIABILITIES AND NET ASSETS

Liabilities
    Note payable - bank                             $   1,658,450  $  1,454,721
    Accounts payable and accrued liabilities               29,507         6,149
    Deferred tax liability                                436,000       360,000
                                                      ------------   -----------
                                                        2,123,957     1,820,870
                                                      ------------   -----------
Net assets
    Common stock, no par value: 10,000,000 shares
      authorized, 590,897 shares issued and
      outstanding March 31, 1997 and June 30, 1996      1,468,251     1,468,251
    Preferred stock, no par value:  1,000,000
    shares authorized, -0- issued and outstanding             -0-           -0-
    Accumulated deficit                                  (811,673)     (772,604)
    Unrealized net gain on investments, net of
     deferred income taxes of $922,000 and $827,000
     at March 31, 1997 and June 30, 1996, respectively  1,789,711     1,607,240
                                                     ------------   -----------
                                                        2,446,289     2,302,887
                                                     ------------    -----------
                                                    $   4,570,246  $  4,123,757
                                                      ============   ===========

                                 Enercorp, Inc.
                             Schedule of Investments
                                 March 31, 1997
                                   (Unaudited)

                                                                                  Restrictions   Number        Cost
                                                                       Expiration   as to          of          and/or     Fair
                            Company   Description of Business              Date     Resale    Shares Owned     Equity     Value

AFFILIATED COMPANIES
 Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation* Digital Video Product Development                                  1,751  $        -  $        2
                                                                                                  10,000,000     106,477       9,000

     Williams Controls, Inc.*       Manufacturer of sensors, controls, and           (f)             400,000      60,000     900,000
                                    communication systems for the
                                    transportation, telecommunication and
                                    agricultural industries.                         (f)             850,000     127,500   1,912,500
                                                                                     (f)             330,000     412,500     742,500
                                                                                     (b) 5/97(f)      30,000     108,750      60,000
                                                                                     (b)10/98(f)      50,000     125,000     100,000

     Ajay Sports, Inc.*             Golf & Casual Furniture Manufacturer                           1,764,706     600,000     297,794
                                                                                     (b)12/97        100,000      37,500      16,875

 Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*             Golf & Casual Furniture Manufacturer                               2,000     20,000        9,450

 Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation* Digital Video Product Development                (c)             300,000          -           -

     Williams Controls, Inc.*       Manufacturer of sensors, controls, and  11/08/97 (c)             150,000          -      282,150
                                    communication systems for the           08/04/99 (c)(e)           25,000          -           -
                                    transportation, telecommunication and   05/03/00 (c)              25,000          -           -
                                    agricultural industries.                09/13/99 (c)              50,000          -           -
                                                                                                             ------------ ----------
                                                                                                               1,597,727   4,330,271




                                   (Continued)

                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                                 March 31, 1997
                                   (Unaudited)

                                                                                  Restrictions Number      Cost
                                                                      Expiration  as to          of        and/or          Fair
                                                                        Date      Resale    Shares Owned   Equity          Value
                            Company   Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

       Immune Response, Inc.          Holding Company                                      10,000,000        5,000               -
       Vitro Diagnostics              Diagnostic Test Kits                                        300        1,500              38
       Proconnextions, Inc.           Sports Memorabilia Marketing                 (a)        191,610       19,161           4,790
                                                                                                         ------------   ------------
                                      Sub-total - UNAFFILIATED COMPANIES                                    25,661           4,828
                                                                                                         ------------   ------------
                                      Total - ALL COMPANIES                                            $ 1,623,388     $ 4,335,099
                                                                                                         ============    ===========


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

                                 Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 1996

                                                                                    Restrictions   Number     Cost
                                                                        Expiration   as to          of        and/or       Fair
                            Company   Description of Business               Date     Resale      Shares Owned Equity       Value

AFFILIATED COMPANIES
Common Stocks - Public Market Method of Valuation (d)

    CompuSonics Video Corporation* Digital Video Product Development                                   1,751  $      -   $       2
                                                                                                  10,000,000   106,477       9,000

    Williams Controls, Inc.*       Manufacturer of sensors, controls, and             (f)            400,000    60,000     720,000
                                   communication systems for the                      (f)            850,000   127,500   1,530,000
                                   transportation, telecommunication and              (f)            330,000   412,500     594,000
                                   agricultural industries.                           (b)4/98 (f)    100,000    34,000     180,000
                                                                                      (b)5/97 (f)     30,000   108,750      48,000

    Ajay Sports, Inc.*             Golf & Casual Furniture Manufacturer               (b)10/96     1,764,706   600,000     617,647
                                                                                      (b)12/97       100,000    37,500      35,000

Preferred Stocks - Public Market Method of Valuation (d)

    Ajay Sports, Inc.*             Golf & Casual Furniture Manufacturer                                2,000    20,000      13,500

Warrants and Stock Options - Board Appraisal Method of Valuation (d)

    CompuSonics Video Corporation* Digital Video Product Development                  (c)            300,000        -           -

    Williams Controls, Inc.*       Manufacturer of sensors, controls, and   11/08/97  (c)            150,000        -      214,649
                                   communication systems for the            08/04/99  (c)(e)          25,000        -           -
                                   transportation, telecommunication and    05/03/00  (c)             25,000        -           -
                                   agricultural industries.                                                  ---------   ---------
                                                                                                             1,506,727   3,961,798





                                   (Continued)

                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                                  June 30, 1996

                                                                                  Restrictions    Number      Cost
                                                                      Expiration   as to              of       and/or       Fair
                                                                          Date     Resale      Shares Owned   Equity        Value
              Company   Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

       Immune Response, Inc.          Holding Company                                          10,000,000      5,000            -
       Vitro Diagnostics              Diagnostic Test Kits                                            300      1,500            42
       Proconnextions, Inc.           Sports Memorabilia Marketing                  (a)           191,610      19,161        4,790
                                                                                                           ----------   ----------
                                      Sub-total - UNAFFILIATED COMPANIES                                       25,661        4,832
                                                                                                           ----------   ----------
                                      Total - ALL COMPANIES                                               $ 1,532,388   $3,966,630
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

                                  Enercorp, Inc.
                             Statements of Operations
                                   (Unaudited)

                                                          For the Three Months            For the Nine Months
                                                             Ended March 31                  Ended March 31
                                                       ----------------------------    ---------------------------
                                                          1997            1996            1997           1996
                                                          --------    ------------    ------------ --------------
REVENUES
     Interest income                                   $       799     $    1,612      $    2,440    $     6,493
     Interest income from related entities                   4,562            -0-           9,377            -0-
     Consulting fees from related companies                    224         10,018           1,788         41,593
     Net realized gain on sale of investments                  -0-        241,000         216,000        269,410
     Royalties and settlement income                           -0-            (16)            -0-          2,795
     Recovery of bad debt                                      -0-            -0-             -0-         42,942
     Dividend income from affiliated company                   -0-            -0-           1,000            -0-
                                                       ------------    -----------    -----------    -----------
                                                             5,585        252,614         230,605        363,233
                                                       ------------    -----------    -----------    -----------
EXPENSES
     Salaries - officer                                     25,375         18,000         100,250         54,000
     Bonus expense - officer                                   -0-            -0-             -0-            -0-
     Directors' fees                                           -0-            -0-             -0-          1,000
     Staff salaries                                            -0-          9,600          20,332         28,600
     Legal, accounting and other professional fees             457          2,675           6,470         30,034
     Interest expense - related entity                         -0-          4,884             -0-         29,302
     Interest expense - other                               40,707         31,672         119,507         82,538
     Bad debt expense                                          600            604           1,827          3,914
     Other general and administrative expenses              15,276         20,160          40,288         50,774
                                                         ---------      ---------    ------------    -----------
                                                            82,415         87,595         288,674        280,162
                                                       -----------      ---------    ------------    -----------
     Net income (loss) from operations before taxes        (76,830)       165,019         (58,069)        83,071

     Income taxes                                           26,000        (57,000)         19,000        (29,000)
                                                        ----------     ----------    ------------    -----------
     Net income (loss) from operations after taxes         (50,830)       108,019         (39,069)        54,071
                                                        ----------     ----------    ------------   ------------
     Net unrealized gain (loss) on investments
     before taxes                                          651,560        544,380         277,471     (1,243,627)

     Income taxes                                         (222,000)      (186,000)        (95,000)       422,000
                                                        ----------      ----------    -----------    ------------

     Net unrealized gain (loss) on investment
      after taxes                                          429,560        358,380         182,471       (821,627)
                                                       -----------      ---------     -----------    ------------

     Increase (decrease) in net assets               $     378,730      $ 466,399   $     143,402   $   (767,556)
                                                          ========       ========     ===========    ============

     Increase (decrease) in net assets per share     $        0.64       $   0.79   $        0.24   $      (1.30)
                                                        ==========       ========      ==========    ============




                                     Enercorp, Inc.
                                Statements of Cash Flows
                                       (Unaudited)
                                                      For the Nine Months
                                                        Ended March 31,
                                                    --------------------------
                                                        1997          1996
                                                    -----------   ------------
Cash flows from operating activities:
        Increase (decrease) in net assets            $ 143,402    $  (767,556)
                                                    -----------   ------------

Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation                                     1,557          1,292
        Bad debt provision on notes receivable
          and interest net of write offs                 1,827          3,915
        Stock received in lieu of consulting fees          -0-        (37,500)
        Gain on sale of investments                   (216,000)           -0-
        Loss on sale of fixed assets                       777            -0-
        Recovery of bad debts                              -0-        (42,941)
        Decrease in unrealized gain
          on investments                              (277,471)     1,243,627
        (Increase) decrease in accounts receivable
          - related party                              122,015            -0-
        (Increase) in interest receivable               (2,433)        (5,221)
        (Increase) in interest
          receivable - related party                    (9,377)        (2,768)
        Decrease in other assets                        10,853         (9,451)
        Increase (decrease) in acts.
           payable and accrued exp.                     23,359        (50,437)
        (Decrease) in deferred taxes                    76,000       (393,000)
        Decrease in bonus payable to officer               -0-        (16,322)
                                                    -----------   ------------
        Total adjustments                             (268,893)       691,194
                                                    -----------   ------------
Net cash (used) by operating activities               (125,491)       (76,362)
                                                    -----------   ------------
Cash flows from investing activities:
        Purchase of investments                       (125,000)       (54,000)
        Proceed from sale of investments               250,000            -0-
        Payments received from notes receivable            -0-         77,864
        Issuance of notes receivable                  (200,000)        (1,500)
        Purchase of furniture and fixtures - net        (3,414)            -0-
                                                     -----------   ------------
         Net cash provided by investing activities     (78,414)        22,364
                                                     -----------   ------------

Cash flows from financing activities:
        Payments to notes payable                          -0-       (496,310)
        Proceeds from notes payable                    203,729        549,825
                                                     -----------   ------------
         Net cash provided by financing activities     203,729         53,515
                                                     -----------   ------------

               Increase in cash                           (176)          (483)

               Cash, beginning of period                   495          1,191
                                                     -----------   ------------

               Cash, end of period                    $    319     $      708
                                                     ===========   ============

Supplemental disclosures of cash flow information:

                    Interest paid                     $ 72,051     $  119,517
                                                     ===========   ============

                    Interest received                 $    -0-     $      403
                                                     ===========   ============

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

     Material Changes in Financial Condition:

     Net assets increased by $378,730, or $.64 per share, during the third quarter ended March 31, 1997. This compares to an increase in net assets of $466,399, or $.79 per share, during the third quarter ended March 31, 1996. The increase during the quarter was due mainly to an increase in the fair market value of the Registrant's investment in its largest investee, Williams Controls, Inc. ("Williams"), which represented 92% of the Registrant's investments (at fair value) at March 31, 1997.


     The Registrant has a line of credit, payable on demand, with NBD Bank ("NBD"). The collateral is all of the shares of Williams common stock currently owned by the Registrant (1,660,000 shares) and all future shares of Williams common stock acquired by the Registrant. The interest rate is NBD's prime rate plus 1%. The Registrant may borrow up to the lesser of $2,000,000 or 50% of the fair market value of the collateral. The amount available at March 31, 1997, based on the above formula, was $341,550.

     NBD had verbally informed the Registrant in January 1997, that its demand loan expiration was extended until January 31, 1998. Subsequent to that, in April 1997, NBD verbally informed the Registrant that the expiration of its credit line was not January 31, 1998, but rather April 30, 1997, with possible extension pending further review of the Registrant's principal investee, Williams Controls, Inc. completing a refinancing of its bank credit facility. NBD has taken no further action on this matter at this time. Should NBD not continue its lending relationship, the Registrant will pursue alternative financing sources to help meet its cash flow needs.

     At March 31, 1997 the Registrant's borrowing availability against the NBD line of credit was $341,550. The Registrant has several options for continued cash flow including; (1) a potential waiver from NBD of the formula cap; (2) increasing the availability with NBD by pledging Ajay's common stock and preferred stock as additional collateral; (3) selling shares of Ajay or Williams common stock; or (4) demanding from Ajay, payment of the $200,000 note payable. NBD has not been asked, nor has it indicated a willingness to entertain the modifications indicated in points
     (1) and (2) above.

     The amount outstanding on the NBD loan at March 31, 1997 and June 30, 1996 were $1,658,450 and $1,454,721, respectively. As of March 31, 1997, the Registrant has no material commitments for capital expenditures.

     On September 27, 1996 the Registrant loaned Ajay Sports, Inc. ("Ajay") $200,000 for working capital. This loan is a 90-day note with an interest rate of NBD's prime rate plus 1%. In December 1997 the Registrant changed this note to a demand note. The accrued interest on the note at March 31, 1997 was $9,377. The Registrant expects repayment of the note and interest some time during 1997.

     The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

     Material Changes in Results of Operations:

     The Registrant's revenues were $5,585 and $252,614 for third quarter ended March 31, 1997 and 1996, respectively. The decrease in revenues for the quarter compared with the prior year's quarter, is due mainly to a decrease in consulting fees and the decrease in net realized gain on the sale of investments. The Registrant's operating expenses for the third quarter ended March 31, 1997 decreased by $5,180 (6%) over the same period of the prior year. This was due mainly to the reduction of staff level.

     The Registrant recorded an unrealized gain on investments of $651,560 for the third quarter ended March 31, 1997 compared to a gain of $544,380 for the third quarter ended March 31, 1996. This is mainly due to the changes in fair market value of the Registrant's investment in Williams.

     Williams Controls, Inc. - Investee Company

     The Registrant's largest investee company, Williams Controls, is a publicly held company (NASDAQ: WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls, and communication systems for the transportation, telecommunication and agricultural industries.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3.   Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

        None

Item 5.   Other Information

        None

Item 6.   Exhibits and Reports on Form 8-K

        None

                                 Enercorp, Inc.

                                    Form 10-Q

                   For the Third Quarter Ended March 31, 1997

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Enercorp, Inc.
                               (Registrant)


                               BY:/s/Robert R. Hebard
                                  ------------------------
                                  President and Chief Financial Officer


Date:  May 15, 1997