Form 10-Q
period 1995-12-31
ENERCORP INC
filed 1997-05-19
CIK 313116

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 1995

                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                   OF 1934

            FOR THE TRANSITION PERIOD FROM              TO

                        Commission File Number: 0-9083


                                Enercorp, Inc.
             ---------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

       Colorado                                               84-0768802
--------------------                                     --------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 426
     West Bloomfield, Michigan                                       48322
---------------------------------------                            ----------
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
                              Yes___X___     No______

Number of shares of common stock outstanding at January 30, 1996:  590,896.802

                                Enercorp, Inc.
           Form 10-Q Filing for the Quarter Ended December 31, 1995
                                    INDEX

                                                                     Page
                                                                     Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                       3

            Statements of Assets and Liabilities
            December 31, 1995 (Unaudited) and June 30, 1995            4

            Schedule of Investments (Unaudited), December 31, 1995   5-6

            Schedule of Investments June 30, 1995                    7-8

            Statements of Operations (Unaudited) for the Six
            Months Ended December 31, 1995 and 1994                    9

            Statement of Cash Flows (Unaudited) for the Six
            Months Ended December 31, 1995 and 1994                   10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                         12

Item 2.     Changes in Securities                                     12

Item 3.     Defaults Upon Senior Securities                           12

Item 4.     Submission of Matters to a Vote of
            Security Holders                                       12-14

Item 5.     Other Information                                         14

Item 6.     Exhibits and Reports on Form 8-K                          14

            Signature Page                                            15

                                Enercorp, Inc

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1995.

               Prior period amounts associated with shares or per share calculations have been restated to reflect the 1-for-75 reverse stock split which became effective at the close of business December 13, 1995 (see Part II, Item 2).

                                  Enercorp Inc.
                      Statements of Assets and Liabilities

                                                                  December 31, June 30,
ASSETS                                                               1995        1995
                                                                  -----------  ----------
                                                                  (Unaudited)
    Investments, at fair value, cost of $1,490,888 and $1,440,888
      at December 31, 1995 and June 30, 1995, respectively        $4,707,116  $6,445,123
    Cash                                                              62,971       1,191
    Travel advance                                                                    58
    Accrued interest receivable - net of allowance for
      uncollectible interest receivable of $8,834 and $31,642
      at December 31, 1995 and June 30, 1995, respectively             2,944      10,548
    Notes receivable - related party,  net of allowance for
      uncollectible notes receivable of $23,147 and $74,795
      at December 31, 1995 and June 30, 1995, respectively             7,715      24,931
    Note receivable - other                                            4,000       9,500
    Furniture and fixtures, net of accumulated depreciation
      of $7,500 and $6,639 at December 31,1995 and
      June 30 1995, respectively                                       4,392       5,253
    Other assets                                                       2,993      11,299
                                                                  -----------  ----------
                                                                   4,792,131   6,507,903
                                                                  ===========  ==========

LIABILITIES AND NET ASSETS

Liabilities
    Note payable - related company                                   496,310     496,310
    Note payable - bank                                            1,000,000     823,896
    Accounts payable and accrued liabilities                          39,422      61,343
    Accrued bonus to officer                                          16,322      16,322
    Deferred tax liability                                           555,000   1,191,000
                                                                  -----------  ----------
                                                                   2,107,054   2,588,871
                                                                  -----------  ----------
Net assets
    Common stock, no par value: 666,666 shares
      authorized, 590,896.802 shares issued and
      outstanding December 31, 1995 and June 30, 1995              1,468,251   1,468,251

    Retained earnings
      Accumulated deficit                                           (906,402)   (852,454)

      Unrealized net gain on investments, net of deferred
      income taxes of $1,093,000 and $1,701,000 at
      December 31, 1995 and June 30, 1995, respectively            2,123,228   3,303,235
                                                                  -----------  ----------
                                                                   2,685,077   3,919,032
                                                                  -----------  ----------
                                                                   4,792,131   6,507,903
                                                                  ===========  ==========



                           See notes to financial statements

                                 Enercorp, Inc.
                             Schedule of Investments
                                December 31, 1995
                                   (Unaudited)
                                                                                     Restrictions     Number      Cost
                                                                               Expiration  as to       of        and/or       Fair
                   Company                   Description of Business           Date      Resale   Shares Owned   Equity      Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*          Digital Video Product Development                            1,751  $      -  $       2
                                                                                                     10,000,000    106,477     9,000

     Williams Controls, Inc.*                Transportation/Telecommunications            (d)(h)        400,000     60,000   866,250
                                             Industry Supplier                            (d)(f)        850,000    127,500 1,840,781
                                                                                          (d)(f)        330,000    412,500   714,656
                                                                                        (b)7/97(d)       30,000    108,750    57,750

     Ajay Sports, Inc.*                      Golf, Billiard & Furniture Manufacturer    (b) 10/96 (d) 1,764,706    600,000   529,412
                                                                                        (b) 12/97 (d)   100,000     30,000    30,000
   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*                      Golf, Billiard & Furniture Manufacturer       (g)            2,000     20,000    13,000

   Warrants and Stock Options - Board Appraisal Method of Valuation

     CompuSonics Video Corporation*          Digital Video Product Development             (c)          300,000          -         -

     Williams Controls, Inc.*                Transportation/Telecommunications 03/01/96   (c)(d)        200,000          -   371,925
                                             Industry Supplier                 11/08/97   (c)(d)        150,000          -   269,494
                                                                               01/18/99   (c)(d)         12,500          -         -
                                                                               01/18/99 (c)(d)(e)        12,500          -         -
                                                                               05/03/00   (c)(d)         25,000          -         -
                                                                                                                 ---------- --------
                                                                                                                 1,465,227 4,702,270

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response, Inc.                   Holding Company                                         10,000,000      5,000         -
     Vitro Diagnostics                       Diagnostic Test Kits                                           300      1,500        56

                                                                                                                         (Continued)
                                                                  5





                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                                December 31, 1995
                                   (Unaudited)
                                                                                     Restrictions Number         Cost
                                                                              Expiration  as to     of           and/or       Fair
                   Company                   Description of Business           Date      Resale   Shares Owned   Equity      Value

UNAFFILIATED COMPANIES (Continued)
   Preferred Stocks - Public Market Method of Valuation (d)

   Common Stocks - Cost Method of Valuation (d)

     Proconnextions, Inc.                    Sports Memorabilia Marketing                  (a)          191,610     19,161     4,790
                                                                                                                 ---------- --------
                                             Sub-total - UNAFFILIATED COMPANIES                                     25,661     4,846
                                                                                                                 ---------- --------
                                             Total - ALL COMPANIES                                              $1,490,888 4,707,116
                                                                                                                 ========== ========





     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market for this security exists.
     (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
     (e) 1/2 vested at  8/96 and 1/2 vested at 8/97.
     (f) These shares are pledged as collateral against loans.
     (g) Sale is restricted per agreement with the underwriter of the preferred stock offering until August, 1996.
     (h) 150,000 shares are pledged against loans.

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



                                 Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 1995

                                                                                         Restrictions Number         Cost
                                                                               Expiration  as to       of            and/or     Fair
                   Company                   Description of Business           Date      Resale       Shares Owned   Equity    Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*          Digital Video Product Development                            1,751  $       - $       2
                                                                                                     10,000,000    106,477     9,000

     Williams Controls, Inc.*                Transportation/Telecommunications            (d)(h)        400,000     60,000 1,170.000
                                             Industry Supplier                            (d)(f)        850,000    127,500 2,486,250
                                                                                          (d)(f)        330,000    412,500   965,250
                                                                                        (b)7/97(d)       30,000    108,750    78,000

     Ajay Sports, Inc.*                      Golf, Billiard & Furniture Manufacturer    (b)10/96(d)   1,764,706    600,000   816,177


   Warrants and Stock Options - Board Appraisal Method of Valuation

     CompuSonics Video Corporation*          Digital Video Product Development             (c)          300,000          -         -

     Williams Controls, Inc.*                Transportation/Telecommunications 03/01/96   (c)(d)        200,000          -   523,800
                                             Industry Supplier                 11/08/97   (c)(d)        150,000          -   383,400
                                                                               01/18/99   (c)(d)          6,250          -     2,500
                                                                               01/18/99 (c)(d)(e)        18,750          -         -
                                                                               05/03/00   (c)(d)         25,000          -         -
                                                                                                                 ---------- --------
                                                                                                                 1,415,227 6,434,379

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response, Inc.                   Holding Company                                         10,000,000      5,000         -
     MacGregor Sports and fitness, Inc.      Sporting Goods Manufacturing and Marketing    (b)11/95(d)    9,046          -     5,880
     Vitro Diagnostics                       Diagnostic Test Kits                                           300      1,500        75

                                                                                                                         (Continued)
                                        7





                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                                June 30, 1995

                                                                                     Restrictions     Number        Cost
                                                                               Expiration as to        of           and/or     Fair
                   Company                   Description of Business           Date      Resale      Shares Owned   Equity    Value

UNAFFILIATED COMPANIES (Continued)
   Preferred Stocks - Public Market Method of Valuation (d)

   Common Stocks - Cost Method of Valuation (d)

     Proconnextions, Inc.                    Sports Memorabilia Marketing                  (a)          191,610     19,161     4,790
                                                                                                                 ---------- --------
                                             Sub-total - UNAFFILIATED COMPANIES                                     25,661    10,745
                                                                                                                 ---------- --------
                                             Total - ALL COMPANIES                                              $1,440,888 6,445,124
                                                                                                                 ========== ========





     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market for this security exists.
     (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
     (e) 1/3 vested at 8/95, 8/96 and 8/97.
     (f) 730,000 shares are pledged as collateral against loans.

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


                                 Enercorp, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                       For the three months        For the six months
                                                        ended December 31,         ended December 31,
                                                     ------------------------------------------------------
                                                        1995          1994           1995          1994
                                                     ------------  -----------    ------------  -----------
REVENUES
    Interest and dividend income                      $    2,352    $  11,837   $       4,881   $    23,627
    Consulting fees                                       31,575           -0-         31,575           -0-
    Net realized gain on sale of investments              28,410           -0-         28,410           -0-
    Royalties and settlement income                        2,751           -0-          2,811           -0-
    Recovery of bad debt                                  42,942           -0-         42,942           -0-

                                                     ------------  -----------    ------------  -----------
                                                         108,030       11,837         110,619       23,627
                                                     ------------  -----------    ------------  -----------
EXPENSES
    Salaries - officer                                    18,000       18,000          36,000       36,000
    Bonus expense - officer                               (2,893)      11,301              -0-      20,876
    Directors' fees                                          -0-          -0-           1,000           -0-
    Staff salaries                                         9,600        9,000          19,000       10,500
    Legal, accounting and other professional fees          7,142       23,950          27,359       79,164
    Interest expense - related entity                     12,197       16,564          24,418       18,977
    Interest expense - other                              26,532        8,176          50,866       14,171
    Bad debt expense                                       1,138       10,389           3,310       20,731
    Other general and administrative expenses             19,847       13,671          30,614       25,266
                                                     ------------  -----------    ------------  -----------

                                                          91,563      111,051         192,567      225,685
                                                     ------------  -----------    ------------  -----------

    Net gain (loss) from operations before taxes          16,467      (99,214)        (81,948)    (202,058)
    Income taxes                                          (4,000)      34,000          28,000       67,000
                                                     ------------  -----------    ------------  -----------

    Net gain (loss) from operations after taxes           12,467      (65,214)        (53,948)    (135,058)
                                                     ------------  -----------    ------------  -----------

    Net unrealized gain (loss) on investments
     before tax                                       (2,025,921)     659,592      (1,788,007)   1,240,041
    Income taxes                                         688,900     (224,000)        608,000     (422,000)
                                                     ------------  -----------    ------------  -----------

    Net unrealized gain (loss) on investments
      after tax                                       (1,337,021)     435,592      (1,180,007)     818,041
                                                     ------------  -----------    ------------  -----------

    Increase (decrease) in net assets                $(1,324,554)   $ 370,378   $  (1,233,955)  $  682,983
                                                     ============  ===========    ============  ===========
    Increase (decrease) in net assets per share      $     (2.24)   $    0.63   $       (2.09)  $     1.16
                                                     ============  ===========    ============  ===========

                                    See notes to financial statements
                                                    9

                                 Enercorp, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                       For the six months ended
                                                              December 31,
                                                          1995          1994
                                                      ------------   ----------
Cash flows from operating activities:
  Increase (decrease) in net assets                  $  (1,233,955) $   682,983
                                                      ------------   ----------

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                 861        1,095
  Bad debt provision on notes receivable
   and interest                                              3,310       20,730
  Recovery of bad debts                                    (42,941)          -0-
  Unrealized (gain) loss on investments                  1,788,007   (1,240,041)
  (Increase) in interest receivable                         (4,413)     (23,625)
  Decrease in accounts receivable
    from affiliated company                                     58          250
  Decrease (increase) in other assets                        8,306         (994)
  (Decrease) in accounts payable and
    accrued expenses                                       (21,921)     (25,907)
  (Decrease) in accrued salaries                                -0-      (3,000)
  Increase (Decrease) in deferred taxes                   (636,000)     355,000
  Increase in bonus payable to officer                          -0-      20,876
                                                         ----------   ----------
   Total adjustments                                     1,095,267     (895,616)
                                                         ----------   ----------
Net cash (used) by operating activities                   (138,688)    (212,633)
                                                         ----------   ----------

Cash flows from investing activities:
  Purchase of investments                                  (50,000)    (600,000)
  Issuance of notes receivable                              (1,500)     (12,000)
  Principal payments on notes receivables                   75,864           -0-
                                                          ---------   ----------
   Net cash provided (used) by investing activities         24,364     (612,000)
                                                          ---------   ----------

Cash flows from financing activities:
   Proceeds from notes payable                             176,104      894,500
   Principal payments of notes payable                          -0-     (70,000)
                                                           --------   ----------
   Net cash provided by financing activities               176,104      824,500
                                                          --------    ----------

Increase (decrease) in cash                                 61,780         (133)

Cash, beginning of period                                    1,191        3,183
                                                          --------    ----------

Cash, end of period                                       $ 62,971    $   3,050
                                                          ========       =======

Supplemental disclosures of cash flow information:
   Interest paid                                          $ 73,821    $  28,226
                                                          ========       =======

   Interest received                                      $     98     $     -0-
                                                            ======       =======

                         See notes to financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and

           Results of Operations.

       Material Changes in Financial Condition:

Net assets from operations decreased $1,324,554 during the quarter ended December 31, 1995 and decreased $1,233,955 from June 30, 1995 to December 31, 1995. This compared to an increase in net assets of $370,378 during the quarter ended December 31, 1994 and an increase of $682,983 during the six months ended December 31 1994. The decrease during 1995 was due mainly to a decrease in the fair market value of the Registrant's investment in its two largest investees, Williams Controls, Inc. ("Williams") and Ajay Sports, Inc. ("Ajay"). Williams represented 88% of the Registrant's investments (at fair value) at December 31, 1995.

The Registrant's current line of credit of $1,000,000 (which is fully borrowed against) with Michigan National Bank ("MNB") is due on February 7, 1996. The Registrant is seeking to increase the line of credit with MNB and other banks in order to meet future working capital needs. There are no other known demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Registrant's liquidity increasing or decreasing in any material way. The Registrant has no material commitments for capital expenditures as of December 31, 1995.

The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

Material Changes in Results of Operations:

The Registrant's revenues were $108,030 and $11,837 for the quarters ended December 31, 1995 and 1994, respectively. Revenues for the six months ended
December 31, 1995 and 1994 were $110,619 and $23,267, respectively. This increase is due mainly to increases in consulting fees, net realized gain on sale of investments and recovery of bad debts. The Registrant's expenses for the quarter ended December 31, 1995 decreased by $19,488 (17.5%) over the same period of the prior year. Expenses for the six months ended December 31, 1995 decreased by $33,118 (14.7%) over the same period of the prior year. The decrease in expenses is due mainly to reductions in bonus expense, legal expense and bad debt expense. The Registrant's net gain from operations for the quarter ended December 31, 1995 was $16,467, compared to a net loss from operations of $99,214 for the quarter ended December 31, 1994. Net loss from operations for the six months ended December 31, 1995 decreased $120,110 (59.4%) over the same period of the prior year. This decrease is a combination of the increased revenues and lower expenses that were noted above.


The Registrant recorded an unrealized loss on investments of $2,025,921 for the quarter ended December 31, 1995 compared to an unrealized gain of $659,592 for the quarter ended December 31, 1994. The Registrant recorded an unrealized loss on investments of $1,788,007 for the six months ended December 31, 1995 compared to an unrealized gain of $1,240,041 for the six months ended December 31, 1994. This was due mainly to a decrease in the fair market value of Williams and Ajay.

Williams Controls, Inc. - Investee Company

The Registrant's largest investee company, Williams is a publicly held company (Nasdaq NNM:WMCO) in which the Registrant owns common stock and warrants. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets electronics, controls, and consumer products for the communications, transportation and telecommunication industries.

Part II.  OTHER INFORMATION

Item I.   Legal Proceedings

       NA

Item 2.   Changes in Securities

          On December 12, 1995 the shareholders of the Registrant approved a 1-for-75 reverse stock split which became effective as of the close of business December 13, 1995. After the split, the Registrant had 666,666.666 common shares authorized and 590,896.802 shares issued and outstanding as of December 31, 1995.

Item 3.   Defaults Upon Senior Securities

        None

Item 4.   Submission of Matters to a Vote of Security Holders

       On  December  12,  1995  the  Registrant   held  the  Annual  Meeting  of
       Shareholders. The following proposals were voted upon:

       Proposal #1: An amendment to Article IV of the Company's Articles of Incorporation to cause a 1-for-75 share reverse stock split whereby every 75 shares of the Company's no par value Common Stock (the "pre-split Common Stock") will be converted into one share of newly created no par value Common Stock (the "post- split Common Stock").


 For:  30,994,692  Against:  1,646,150  Abstain: 133,900  Not  Voted: 754,800

            This proposal passed.

     Proposal #3:  Election of directors.

       Robert R. Hebard

 For:  33,416,792  Withhold:  112,750     Total Voted:  33,529,542

       Carl W. Forsythe

For:  33,404,292  Withhold:  125,250     Total Voted:  33,529,542

       H. Samuel Greenawalt

For:  33,419,292  Withhold:  110,250     Total Voted:  33,529,542

       All three nominees were elected.

      Proposal #4: To ratify the appointment of Hirsch & Silberstein, P.C., as independent auditor of the Company for the fiscal year ending June 30, 1996.

For: 32,740,844  Against:  129,400    Abstain:  650,800     Not  Voted:8,498

            This proposal passed.

       The meeting was adjourned, as to Proposal 2(a) through (e) on the proxy statement, until January 11, 1996, and then was again adjourned until February 9, 1996. Proposal #2 requested the shareholders to vote on the following amendments to the Company's Articles of Incorporation to be included in the Company's Amended and Restated Articles of Incorporation.

(a) To change the Company's authorized capital to 151,000,000 shares of capital stock (if Proposal 1 to effect a reverse stock split is not approved by the shareholders) or 11,000,000 (if Proposal 1 to effect a reverse stock split is approved by the shareholders), which will consist of (i) 150,000,000 shares of Common Stock (if proposal 1 is not approved) or 10,000,000 shares of Common Stock (if proposal 1 is approved) and (II) 1,000,000 shares of preferred stock.


(b) To provide for the limitation of liability for the Company's directors under certain circumstances.

(c) To reduce the quorum required for the transaction of business at any shareholders meeting from a majority to one-third of the shares entitled to vote at the meeting.

(d) To reduce the voting requirement for shareholder approval for actions requiring a two-thirds vote from two-thirds to a majority of the shares entitled to vote on the action.

(e) To approve all of the other amendments contained in the Restated Articles of Incorporation which are permitted by law but which do not in any material way change the effect of the Company's Articles of Incorporation.

The Registrant continues to solicit votes from shareholders, as of the date of this filing, on Proposal 2(a) - (e).

Item 5.   Other Information

       Prior period amounts associated with shares and per share calculations have been restated to reflect the Registrant's 1-for-75 reverse stock split which became effective at the close of business on December 13, 1995.

       On January 4, 1996, the Registrant applied to the Nasdaq Stock Market to allow for the listing and trading of its securities on the Nasdaq SmallCap Stock Market. The Registrant, upon completion of the reverse stock split, believed that it met all the criteria for such listing. The application is currently under review by Nasdaq and the Registrant expects to hear of a decision on this application by March 31, 1996. Should the application be granted, the Registrant currently intends to have its securities listed for trading on the SmallCap Market.

Item 6.   Exhibits and Reports on Form 8-K

       On December 15, 1995 the Registrant filed a Form 8-K reporting the results of the Annual Meeting of Shareholders. This report also stated that the reverse split became effective at the close of business on December 13, 1995 and the Registrant received a new stock symbol (ENCP) and a new CUSIP number (292906-20-3).

                                Enercorp, Inc


                                  Form 10-Q

                   For the Quarter Ended December 31, 1995

                                Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Enercorp, Inc

                              (Registrant)


                               BY s\Robert R.Hebard
                                  ------------------
                                  Robert R. Hebard
                                  President and Chief Financial Officer


Date:  January 30, 1996