Form 10-K
period 1997-06-30
ENERCORP INC
filed 1997-10-14
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

  X               ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15  (D)  OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED: June 30, 1997
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                        FOR THE TRANSITION PERIOD FROM___ TO___

                         Commission File Number: 0-9083

                                 Enercorp, Inc.
                                 ---------------
             (Exact name of Registrant as specified in its charter)
Colorado                                                           84-0768802
--------------------------------                            -------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                             48322
----------------------------------------                     ------------------
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (248) 851-5651

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

      Indicate by a check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
      As of September 30, 1997 there were 590,897 shares of common stock outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Registrant) held by non-affiliates was approximately$620,442.

                                 Enercorp, Inc.
              Form 10-K Filing for the Year Ended June 30, 1997

                                    INDEX

                                                                            PAGE

PART I

Item 1.  Business                                                         3-12
Item 2.  Properties                                                       12
Item 3.  Legal Proceedings                                                12
Item 4.  Submission of Matters to a Vote of Security Holders              12

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                          12-13
Item 6.  Selected Financial Data                                          14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        15-16
Item 8.  Financial Statements and Supplementary Data                      16
Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                   16

PART III

Item 10. Directors and Executive Officers of the Registrant               17-18
Item 11. Executive Compensation                                           18-19
Item 12. Security Ownership of Certain Beneficial Owners and Management   19-21
Item 13. Certain Relationships and Related Transactions                   21

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports of
         Form 8-K                                                         22-23

SIGNATURES                                                                24

                                 Enercorp, Inc.

                                    FORM 10-K

                                     PART 1

Item 1.     Business

      (a)   General Development of Business

      (a)(1) Enercorp, Inc. (the "Registrant" or "Company") is a closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Registrant was incorporated under the laws of the State of Colorado on June 30, 1978. The Registrant elected to become a Business Development Company under the Investment Company Act on June 30, 1982. A Business Development Company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. The Registrant presently has two investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act. (See"Regulation-Business
Development Companies" below). The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies which, in its opinion, would have a significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

      In October 1996, the Registrant received 50,000 shares of Williams Controls, Inc. ("Williams") common stock for management services rendered during the period from March through September 1996.

      In February 1996, the Registrant was approved for a $2,000,000 line of credit at 1% over prime with NBD Bank ("NBD"). The collateral for the line of credit was all of the shares of Williams common stock owned by the Registrant (1,660,000 shares) and all future shares of Williams common stock acquired by the Registrant. The line of credit was limited to 50% of the fair market value of the collateral.

      In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime with Comerica Bank ("Comerica"), replacing the NBD loan. The collateral for the line of credit is all of the shares of Williams Controls common stock owned by the Registrant (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant (1,864,706). Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan expires in July, 1998. The balance of the Registrant's note payable to Comerica as of September 30, 1997 was $1,799,549. The balance of the Registrant's Notes Payable-Bank at June 30, 1997 and 1996 was $1,712,900 and $1,454,721 respectively.

      In July 1997, Ajay entered into a new loan agreement with Wells Fargo Bank. One of the conditions of the loan was that any outstanding loans to Ajay made by the Registrant be subordinated to the position of Wells Fargo Bank. As such, the Registrant signed a Subordination Agreement with Wells Fargo Bank at the time of closing of Ajay's loan with Wells Fargo Bank. The subordination conditions can only be removed and the $200,000 loan from the Registrant to Ajay can only be repaid if certain financial and operating conditions are met. The balance of this note at June 30, 1997 and 1996 was $200,000 and $0, respectively.

      During the fiscal year ended June 30, 1997, the Registrant was not involved in any bankruptcy, receivership, or similar proceedings. During that period, the Registrant did not undergo any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets. During the period, the Registrant did not experience any material changes in the mode of conducting its business.

      (a)(2)      Not Applicable.

      (b)   Financial Information About Industry Segments

      Not Applicable

      (c)   Narrative Description of Business

      Introduction

      (c)(1)(i) The Registrant is a closed-end, non-diversified investment company under the Investment Company Act and has elected to become a Business Development Company under the Investment Company Act. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. There can be no assurance that this objective will be realized. The Registrant's investment decisions are made by its management in accordance with policies approved by its Board of Directors. The Registrant is not a registered investment advisor nor does it operate pursuant to a written investment advisory agreement that must be approved periodically by shareholders. The Registrant relies solely upon its management, particularly its officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions.

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

      The Registrant does not currently intend to pay cash dividends. The Registrant's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when its Board of Directors deems such distributions appropriate. The Registrant has not made any distributions of its investment portfolio to date, nor does it currently intend to do so.

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

      The Registrant will attempt to reduce the level of its investment risks through one or more of the following:

      o     carefully investigating potential investees;

      o financing only what it believes to be practical business opportunities, as contrasted with research projects;

      o     selecting effective, entrepreneurial management for its investees;

      o     providing active managerial assistance and support to investees;

      o obtaining, alone or with others, actual or working control of its investees;

      o supporting the investees in obtaining necessary financing and arranging major contracts, joint ventures or mergers and acquisitions where feasible; and

      o maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

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

      The Registrant has no fixed policy as to business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant has in the past and may continue to invest in assets that are not qualifying assets under Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 1997, and the Registrant does not intend to fall below the 70% requirement as set forth in
Section 55.

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

      There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term work-out value nor an immediate liquidation value is used, and no increment of value is included for changes which may take place in the future. The Registrant's largest investee, Williams, represents 90% of the total value of the Registrant's investment portfolio and is valued by the Public Market Method, except for the majority of the warrants which are valued under the Appraisal Method. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board may hold officer or director positions with some of the Company's investee companies. No such positions held by the Registrant's board or officers exceed 5% of the investee company's outstanding securities.

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

Regulation - Business Development Companies

      The following is a summary description of the Investment Company Act as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Investment Company Act of 1940 and the rules adopted thereunder by the Securities and Exchange Commission (the "SEC").

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

      A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the outstanding voting securities of the investee.

      The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies;
(4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of June 30, 1997, at least 95% of its assets would be considered qualifying assets.

      The Registrant is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the preferred stock. The Registrant currently has no policy regarding issuing multiple classes of senior debt or a class of preferred stock.

      The Registrant may issue, in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to those persons for the exercise thereof) in connection with an executive compensation plan if certain conditions are met. These conditions include the authorization of such issuance by a majority of the Registrant's voting securities (as defined below) and the approval of a majority of the independent members of the Board of Directors and a majority of the directors who have no financial interest in the transaction. The issuance of options, warrants or rights to directors who are not also officers requires the prior approval of the SEC.

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

      Most of the transactions involving the Registrant and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Registrant's independent directors and a majority of the directors having no financial interest in the transactions. The effect of the amendment is that the Registrant may engage in certain affiliated transactions that would be prohibited absent prior SEC approval in the case of investment companies which are not business development companies. However, transactions involving certain closely affiliated persons of the Registrant, including its directors, officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of the Registrant's outstanding Common Stock, (b) any director, executive officer or general partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Registrant's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Registrant or any company controlled by the Registrant. In accordance with the Investment Company Act, a majority of the members of the Registrant's Board of Directors are not interested persons as defined in the Act. The Investment Company Act generally does not restrict transactions between the Registrant and its investee companies.

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

Other Securities Law Considerations

      In addition to the above-described provisions of the Investment Company Act, there are a number of other provisions of the federal securities laws which affect the Registrant's operations. For example, restrictions imposed by the federal securities laws, in addition to possible contractual provisions, may adversely affect the ability of the Registrant to sell or otherwise to distribute its portfolio securities.

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

      Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act which, in effect, exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions," and formerly imposed a two-year holding period prior to the sale of restricted securities. In May 1997, the holding period for Rule 144 transactions was reduced to one year in certain circumstances.

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

      The "alternative tax" rate at which corporations are taxed on long-term capital gains is up to 35% pursuant to the Tax Reform Act of 1986 (the "Tax Reform Act"). A corporation generally may offset capital loss only against capital gain. Generally, if the Registrant realizes a net capital loss for any taxable year, it can carry back such net capital loss only against capital gain. Such a net capital loss for any taxable year can generally be carried back to each of the three preceding taxable years, and then any unused portion thereof may be carried over into the subsequent taxable years for a period of five years.

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

Managerial Assistance

      The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the Investment Company Act to make significant managerial assistance available at least with respect to investee companies that the Registrant treated as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Registrant varies depending upon the particular requirements of each investee company.

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

      In connection with its managerial assistance, the Registrant may be represented by one or more of its officers or directors on the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in and will frequently initiate planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management. Currently, the Registrant provides managerial assistance to Williams and Ajay.

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

      (c)(1)(xi) During the last three fiscal years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

      (c)(1)(xii) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

      (c)(1)(xiii)      As of  September  30,  1997  the  Registrant  had  one
employee, who is also an officer of the Company.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales

      The Registrant is not engaged in foreign operations.

Item 2.     Properties

      Prior to March 15, 1997, the Registrant had rented approximately 672 square feet of office space at a rate it considered to be current market rates. On March 15, 1997, the Registrant entered into a lease of space with a shareholder of the Registrant, in which the Registrant occupies an office and common area and shares secretarial and accounting services, paying a rate of $515 per month for such space. The Registrant believes that the rate paid for this space represents current market rates.

Item 3.     Legal Proceedings

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

                                   PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
Matters

      (a)   Market Information

      The Registrant began trading on the Nasdaq SmallCap Market on April 11, 1996 under the stock symbol ENCP. Prior to this the principal market in which the Registrant's common stock was traded was the over-the-counter market.

      From September 30, 1995 until March 31, 1996, the table below represents the closing bid and asked prices for the Registrant's common stock as reported by the National Quotation Service ("Pink Sheets"). The quotations reflect inter-dealer prices without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        Closing Prices
      As of                               Bid                      Asked

      September 30, 1995                   $2.85                   $3.56
      December 31, 1995                    $3.00                   $5.50
      March 31, 1996                       $3.25                   $3.75


In April 1996, the shares of common stock of the Registrant began to be listed on the Nasdaq SmallCap Market. As such, information on the quarterly high and low price for the Registrant's common stock became available and is as follows:

                                         HIGH                     LOW

      June 30, 1996                        $3.50                   $2.50
      September 30, 1996                   $2.75                   $1.88
      December 31, 1996                    $1.88                   $1.88
      March 31, 1997                       $2.50                   $1.50
      June 30, 1997                        $2.50                   $1.50

       (b)  Holders

      The approximate number of record holders of the Registrant's common stock on June 30, 1997 was 1,445. This amount does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

      (c)   Dividends

      The Registrant has paid no dividends on its common stock within the past three years, and has no intention to pay cash dividends in the future.

Item 6.     Selected Financial Data

                                                              June 30,

                        1997        1996        1995        1994        1993
Total assets          $4,524,102  $4,123,756  $6,507,903  $4,732,185   $2,722,198

Total liabilities     $2,159,138  $1,820,866  $2,588,871  $1,326,195  $   700,503
                      ----------  ----------  ----------  ----------  -----------

Net assets            $2,364,964  $2,302,890  $3,919,032  $3,405,990  $ 2,021,695
                      ==========  ==========  ==========  ==========   ==========

Realized gain (loss)
  on investments      $  216,000  $  269,410  $   18,914  $   398,355 $     1,571

Total revenues        $  236,643  $  490,338  $  162,539  $   441,634 $   394,370
Total expenses        $  369,088  $  367,489  $  773,905  $   527,539 $   328,680

Net income (loss)
  from operations     $ (132,444) $  122,849  $ (611,366) $   (85,905)$    65,690

Unrealized gain (loss)
  on investments      $  229,517  $(2,569,991)$ 1,419,408 $  2,127,201 $1,351,078

Increase (decrease)
 in net assets before cumulative
 effect of income tax
 accounting change    $   62,074  $(1,616,142) $  513,042 $  1,384,296 $  944,758
                      ===========  ===========  =========   ==========  =========

Increase (decrease)
 in net assets
 resulting from
 operations           $   62,074  $(1,616,142) $  513,042 $  1,384,296 $1,177,758
                      =========== ============  ===========  ========== ==========


                                                June 30,

                                             1997        1996        1995        1994     1993

*Increase (decrease) in net assets per share
  before income taxes and cumulative effect
  of income tax and accounting change        $.39        $(4.14)     $1.37       $3.45    $2.40
                                             =====        ======      =====       =====    ====

*Increase (decrease) in net assets per share
  before cumulative effect of income tax
  accounting change                           $.11        $(2.74)     $.87        $2.34    $1.60
                                               ====        =======     ====        =====    ====

*Increase (decrease) in net assets per
  share resulting from operations             $.11        $(2.74)     $.87        $2.34    $1.99
                                               ====        ======      ====        =====    =====

*Weighted average number of
  shares outstanding                        590,897       590,897   590,897     590,897   590,897
                                            =======       =======   =======     =======   =======

*Prior period numbers for shares outstanding and increase (decrease) per share are restated to reflect the 1-for-75 reverse stock split approved on December 12, 1995.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Capital Resources and Liquidity. Under the provisions of the Registrant's line of credit with NBD Bank, the Registrant was able to borrow up to the lessor of $2,000,000 or 50% of the fair market value of all Williams common stock (the "collateral") owned by the Registrant. On July 29, 1997, the Registrant entered into a loan agreement with Comerica Bank. The loan agreement was for a revolving line of credit up to a maximum amount of $2,250,000 secured by all the Registrant's shares it currently owns in Williams Controls (1,660,000) and all of the common shares it owns in Ajay Sports (1,864,706). Under the loan agreement, the Registrant may borrow up to 50% of the fair market value of the Williams and Ajay common stock pledged as collateral. The Registrant's borrowing against the Ajay stock held as collateral may not exceed $400,000.

      Currently, the Registrant's investment activity is limited by its working capital. Capital required for the Registrant's investment activities is expected to be generated from borrowing against their credit line, the sale of portfolio securities or from additional offerings of the Registrant's common stock, of which there can be no assurance. The ability of the Registrant to liquidate portfolio stock is dependent on market conditions over which the Registrant has no control. The Registrant had no material commitments for capital expenditures as of June 30, 1997 .

      Working capital at June 30, 1997 was $2,752,082 as compared to $2,642,325 at June 30, 1996 and $5,104,779 at June 30, 1995. The increase in working capital from 1996 to 1997 and the decrease from 1995 to 1996 was mainly due to the change in the value of the Registrant's investment portfolio. For the years ended June 30, 1997, 1996 and 1995 the Registrant's cash flow was dependent primarily upon proceeds from the sale of investee shares and advances from the Registrant's bank lines of credit. In October 1996, the Registrant received 50,000 shares of Williams Controls, Inc. common stock for management services rendered during the period of March to September 1996.

      The Registrant's liquidity (ability to mobilize cash) is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes along with its ability to borrow funds.

      The Registrant's largest investee company, Williams, is a publicly held company in which the Registrant owns common stock, common stock warrants and options. Williams, through its subsidiary companies, manufactures and markets sensors, controls and communication systems serving the transportation, agriculture and communications industries. Management of the Registrant devoted time and resources to providing significant managerial assistance to Williams and its subsidiaries during the year ended June 30, 1997.

      The Registrant's second largest investee is Ajay. Ajay is a manufacturer and distributor of golf bags, carts and accessories, and casual outdoor furniture. The Registrant's president is a director and the corporate secretary of Ajay. Management of the Registrant devoted time and resources to providing significant managerial assistance to Ajay and its subsidiaries during the year ended June 30, 1997.

      In July 1997, Ajay entered into a new loan agreement with Wells Fargo Bank. One of the conditions of the loan was that any outstanding loans to Ajay made by the Registrant be subordinated to be position of Wells Fargo Bank. As such, the Registrant signed a Subordination Agreement with Wells Fargo Bank at the time of closing of Ajay's loan with Wells Fargo Bank. The subordination conditions can only be removed and the $200,000 loan from the Registrant to Ajay can only be repaid if certain financial and operating conditions are met. The balance of this note at June 30, 1997 and 1996 was $200,000 and $0.

      Results of Operations. The Company had total revenues of $236,643 for the fiscal year ended June 30, 1997 as compared to $490,338 during fiscal year ended June 30, 1996 and $162,539 during the fiscal year ended June 30, 1995. The $253,695 decrease from fiscal year June 30, 1996 to June 30, 1997 was due mainly to an decrease of $53,410 in the net realized gain on the sale of investments and a decrease of $165,950 in consulting fees from related companies. The revenue increase from fiscal year 1995 to 1996 was due mainly to a decrease in net realized gain on sale of investments of $250,496 and an increase in consulting fees from related companies of $58,988. Total assets for the fiscal year ending June 30, 1997 were $4,524,102, an aggregate increase of $400,364 over the total assets at June 30, 1996 which were $4,123,756. The changes in total assets at June 30, 1997 versus June 30, 1996 were mainly the result of changes in the market value of the Registrant's largest investee, Williams.

      For the year ended June 30, 1997 the Registrant had a net loss from operations of $132,444 compared to a net income from operations of $122,849 for the year ended June 30, 1996 and a net loss from operations of $611,366 for the year ended June 30, 1995. The $255,293 decline from 1996 to 1997 was due to the decrease in consulting fees and the decrease in net realized gain on sale of investments. The $734,215 improvement from 1995 to 1996 was due to an increase in net realized gain on sale of investments, an increase in consulting fees, an increase in recovery of bad debt, a decrease in bonus expense, a decrease in legal fees and a decrease in bad debt expense. The Registrant recorded an unrealized gain on investments of $229,517 for the fiscal year ended June 30, 1997 as compared to a unrealized loss on investments of $2,569,991 for the fiscal year ended June 30, 1996 and an unrealized gain on investments of $1,419,408 for the fiscal year ended June 30, 1995. The change in the unrealized gain for the years indicated is largely the result of the change in the market value of the Registrant's largest investee, Williams.

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

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

      (a)(b)      Identification of Directors and Executive Officers

                                                                    Commencement
                                                                    date of
                                                                    service as
                                                                    officer and/
                                                                    or
Name                          Position with Company         Age     director

Robert R. Hebard              Chairman of the Board,        44        6/29/93
                              Chief Executive Officer,
                              President, Treasurer
                              & Director

Carl W. Forsythe              Director                      40        6/28/93

H. Samuel Greenawalt          Director                      68        6/28/93

      No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to any such office or position. All the officers and directors were elected at the last annual meeting of the shareholders of Enercorp to serve one-year terms or until the next election of directors at an annual meeting.

      (c)   Significant Employees

      Not applicable

      (d)   Family Relationships

      None

      (e)   Business Experience

      Robert R. Hebard has served as Chairman of the Board, Chief Executive Officer, President, Treasurer and Director of the Registrant since June 29, 1993. After receiving a Bachelors Degree in Marketing/Management from Cornell University in 1975, Mr. Hebard held various marketing/product management positions with Goldome Bank, a $10 billion thrift in Buffalo, N.Y. While there, he received an MBA in 1982 from Canisius College. Mr. Hebard joined Comerica Bank, Detroit, Michigan in September 1982 as Business Development Manager Executives and Professionals. In July 1984 he left Comerica to become Vice President of Marketing for U.S. Mutual Financial Corporation, then returned to Comerica in January 1985 as Vice President/Group Product Manager for Consumer Deposits. In June 1986 he was named First Vice President/Director of Product Management for Comerica and in February 1992 was named Director of Retail Marketing for the merged Comerica/Manufacturers Bank. In November 1992 he became President of Ameritrax Corporation, a company engaged in the bicycle accessory business and was a Director of Kimbro Imaging Systems, Inc. from November 1994 to August 1995. Mr. Hebard also serves as Vice President of Woodward Partners, Inc., a real estate development company in suburban Detroit, Michigan. Mr. Hebard also has served as a Director of Ajay Sports, Inc. since June 1989, and as Ajay's Secretary since September 1990.

      Carl W. Forsythe has served as Director of the Registrant since June 28, 1993. Mr. Forsythe received a Master of Business Administration degree from Cornell University in 1982 and a Bachelor of Arts degree from Columbia

University  in 1979.  From  1982  through  1984,  Mr.  Forsythe  worked in Sales
Operations for the Ford Motor Company. From 1985 to 1989, he was a Group Manager-Personal Banking and Manager-Installment Loans for Comerica Bank. From 1989 to 1990, Mr. Forsythe was Senior Vice President of Retail Banking for Michigan National Bank. From 1990 through July 1994, Mr. Forsythe was Executive Vice President of First Gibraltar Bank and First Madison Bank. From August 1994 to December 1995, he was Senior Vice President-Chief Retail Officer for Banc One-Ohio Corporation. From January 1996 to the present he has been Executive Vice President of Retail Banking for Home Savings of America.

      H. Samuel Greenawalt has served as Director of the Registrant since June 28, 1993. Mr. Greenawalt received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1951, and is a 1960 graduate of the University of Wisconsin Banking School. From 1954 to 1958, Mr. Greenawalt was with the investment firm McNaughton-Greenawalt Company. He began his career at Michigan National Corporation and affiliates in 1958, working in various commercial lending capacities beginning at that time. From 1987 to June 1995, Mr. Greenawalt was a Senior Vice President, Business Development, for Michigan National Bank. Mr. Greenawalt retired from Michigan National in June 1995 and is now an independent consultant to the bank.


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

      Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 1997, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and filed timely.

Item 11.    Executive Compensation

      (b)   Summary Table

      During fiscal year ended June 30, 1997, the Registrant paid $122,000 to its Chief Executive Officer.

      (c)   Option/SAR Grant Table

      Not applicable

      (d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

      11,357 stock options were outstanding at June 30, 1997.

      (e)   Long-Term Incentive Plan ("LTIP") Awards Table

      The Registrant has no LTIP's.

      (f)   Defined Benefit or Actuarial Plan Disclosure

      The Registrant has no defined benefit or actuarial plans.

      (g)   Compensation of Directors

      The Registrant has an arrangement with its disinterested non-employee directors, wherein, each director is paid a fee of $500 for all regular and non-scheduled Board meetings. The Registrant also plans to submit a non-employee director stock option plan to the SEC.

      (h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

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

      (l)   Performance Graph

      Not applicable

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      (a)(b)      Security Ownership of Certain Beneficial Owners and
      Security Ownership of   Management

      Set forth below is information as to certain persons known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's directors and named executive officers, individually, and executive officers and directors as a group, as of July 31, 1997:

                                Amount and Nature
Name and Address of                  of Beneficial               Percent
 Beneficial Owner                     Ownership                 of Class

Robert R. Hebard                            69,248                 11.5%
7001 Orchard Lake Road                   (1)(2)(3)
Suite 424
W. Bloomfield, MI 48322

H. Samuel Greenawalt                        14,333                  2.4%
27777 Inkster Road
Farmington Hills, MI 48333

Carl W. Forsythe                               -0-                    0%
4900 Rivergrade
Irwindale, CA  91706

Thomas W. Itin                            109,501                  18.5%
7001 Orchard Lake Road, Ste. 424            (4)(5)
W. Bloomfield, MI 48322

Acrodyne Profit Sharing Trust              40,427                   6.8%
7001 Orchard Lake Road
Suite 424
W. Bloomfield, MI 48322

Executive officers and                      83,581                 13.9%
directors as a group                     (1)(2)(3)
(three persons)


      (1) Includes 15,467 shares owned by Mr. Hebard's spouse and 1,333 shares held in a custodian account under the Uniform
            Gifts to Minors Act for the benefit of Mr. Hebard's daughter. Mr. Hebard disclaims beneficial ownership of the 1,333 shares in the custodial account.

      (2) Includes 10,581 shares of common stock options currently exercisable or exercisable within 60 days from September 30, 1997.

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
      IOC, Inc. Profit Sharing Trust 4,933      Trustee
                                    -------
                                    109,501
                                    =======
      No change in control of the Company has occurred since the beginning of the last fiscal year.

      The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions

      (d)(a)      Transactions with Management and Others

      In October 1996, the Registrant received 50,000 shares of Williams Controls, Inc. common stock for management services rendered during year ended June 30, 1997. The Registrant sold 100,000 shares of Williams Controls, Inc. common stock also in October 1996 to raise operating funds.

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

                                     PART IV

Item 14.          Exhibits, Financial Statements Schedules and Reports on
Form 8-K

      (a) The following documents are filed as part of this report immediately following the signature page, or are incorporated by reference

            (1)   Financial Statements

                  Independent Auditor's Report                             F-1

                  Statements of Assets and Liabilities,
                    June 30, 1997  and 1996                                F-2

                  Schedule of Investments, June 30, 1997 and 1996    F-3 - F-6

                  Statements of Changes in Stockholders' Equity
                    for the Years Ended June 30, 1997 , 1996, and 1995     F-7

                  Statements of Operations for the Years Ended
                    June 30, 1997 , 1996, and 1995                         F-8

                  Statements of Cash Flows for the Years Ended
                    June 30, 1997 , 1996 and 1995                   F-9 - F-10

                  Notes to Financial Statements                    F-11 - F-15

            (2)   Financial Statement Schedules:
                       Amounts Receivable from Affiliated
                        Parties, Underwriters, Promoters,
                        and Employees Other than Related
                        Parties                                            S-1

                  Valuation and Qualifying Accounts and Reserves           S-2

            (3)   Exhibits:

                  3.1 Amended and Restated Articles of Incorporation as Filed the Secretary of State, State of with Colorado, April 2, 1996****
                  3.2   Bylaws*

                  10.1 Management Agreement between Enercorp, Inc. and Williams Controls, Inc. dated May 1, 1989**

                  10.2  Amendment to Management Agreement between
                        Enercorp, Inc. and Williams Controls, Inc.
                        dated September 11,1990***

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

**** Incorporated by reference from Exhibits 3.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1996.

      (b)   Reports on Form 8-K.

            None

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

Date:     October 10, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     October 10, 1997                      S\Robert R. Hebard
                                                --------------------
                                                Robert R. Hebard, Director
                                                (Principal Executive, Accounting
                                                 and Financial Officer)



Date:     October 10, 1997                       S\Carl W. Forsythe
                                                 ----------------------
                                                 Carl W. Forsythe, Director


Date:     October 10, 1997                       S\H. Samuel Greenawalt
                                                 ------------------------
                                                 H. Samuel Greenawalt, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 1997 and 1996, and the related statements of changes in stockholders' equity, operations and cash flows for the years ended June 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 1997, 1996, and 1995 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on S-1 and S-2 are presented for purposes of complying with rules of the Securities and Exchange Commission and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the 1997, 1996 and 1995 financial data required to be set forth therein in relation to the basic financial statements taken as whole.



Hirsch & Silberstein, P.C.

Farmington Hills, Michigan
September 23, 1997

                                          Enercorp, Inc.
                       Statements of Assets and Liabilities

                                                         June 30,     June 30,
ASSETS                                                     1997         1996
                                                        -----------  ----------

Investments, at fair value, cost of $1,623,388 and
 $1,532,388 at June 30, 1997 and 1996, respectively     $4,287,148   $3,966,631
 Cash                                                           99          495
 Accounts receivable - related party                         2,985      125,000
 Accrued interest receivable - net of allowance for
   uncollectible interest receivable of $12,477 and
   $10,045 at June 30, 1997 and 1996, respectively          18,273        3,350
 Notes receivable - related parties,  net of allowance for
   uncollectible notes receivable of $23,147 at June
   30, 1997 and 1996, respectively                         207,715        7,715
 Furniture and fixtures, net of accumulated depreciation
   of $4,747 and $3,840 at June 30, 1997 and 1996,
   respectively                                              4,189        3,530
 Other assets                                                3,693       17,035
                                                        -----------  ----------
                                                        $4,524,102   $4,123,756
                                                       ===========  ===========

LIABILITIES AND NET ASSETS

Liabilities
    Note payable - bank                                  1,712,900    1,454,721
    Accounts payable and accrued liabilities                51,238        6,145
    Deferred tax liability                                 395,000      360,000
                                                        -----------  ----------
                                                         2,159,138    1,820,866
                                                        -----------  ----------
Net assets
    Common stock, no par value: 10,000,000 shares
      authorized, 590,897 shares issued and
      outstanding at June 30, 1997 and 1996              1,468,251    1,468,251

    Preferred stock, no par value:  1,000,000 shares
      authorized, -0- issued and outstanding                    -0-         -0-

    Accumulated deficit                                   (861,049)    (772,605)

    Unrealized net gain on investments, net of deferred
      income taxes of $906,000 and $827,000 at
      June 30, 1997 and 1996, respectively               1,757,762    1,607,244
                                                        -----------  -----------
                                                         2,364,964    2,302,890
                                                        -----------  -----------
                                                        $4,524,102   $4,123,756
                                                        ===========  ===========

                         See notes to financial statements
                                        F-2

                                 Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 1997

                                                                               Restrictions   Number        Cost
                                                                   Expiration  as to          of            and/or      Fair
        Company                 Description of Business            Date        Resale         Shares Owned  Equity      Value

AFFILIATED COMPANIES
 Common Stocks - Public Market Method of Valuation (d)

 CompuSonics Video Corporation  Digital Video Product Development                                    1,751   $      -    $       2
                                                                                                10,000,000     106,477       9,000

 Williams Controls, Inc.*       Manufacturer of sensors, control                (f)                400,000      60,000     866,160
                                and communication systems                       (f)                850,000     127,500   1,840,590
                                                                                (f)                330,000     412,500     714,582
                                                                                (b)  5/97 (f)       30,000     108,750      57,744
                                                                                (b) 10/97 (f)       50,000     125,000      96,240

 Ajay Sports, Inc.*             Golf & Casual Furniture Manufacturer                             1,764,706     600,000     397,059
                                                                                (b) 12/96          100,000      37,500      22,500

 Preferred Stocks - Public Market Method of Valuation (d)

 Ajay Sports, Inc.*             Golf & Casual Furniture Manufacturer                                 2,000      20,000       9,000

 Warrants and Stock Options - Board Appraisal Method of Valuation (d)

 CompuSonics Video Corporation  Digital Video Product Development               (c)                300,000           -          -

 Williams Controls, Inc.*       Manufacturer of sensors,                11/08/97(c)                150,000           -     269,460
                                controls and communication              08/04/99(c)(e)              25,000           -          -
                                systems                                 05/03/00(c)                 25,000           -          -
                                                                        09/13/99(c)                 50,000           -          -
                                                                                                            ----------   ---------
                                                                                                             1,597,727   4,282,337




                                      See notes to financial statements
                                                                                                   (Continued)

                                 Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 1997

                                                                               Restrictions   Number        Cost
                                                                   Expiration  as to          of            and/or      Fair
        Company                 Description of Business            Date        Resale         Shares Owned  Equity      Value

UNAFFILIATED COMPANIES
 Common Stocks - Public Market Method of Valuation (d)

 Immune Response, Inc.          Holding Company                                          10,000,000       5,000          -
 Vitro Diagnostics              Diagnostic Test Kits                                            300       1,500         21
 Proconnextions, Inc.           Sports Memorabilia Marketing                    (a)         191,610      19,161      4,790
                                                                                                      ----------  ---------
                                   Sub-total - UNAFFILIATED COMPANIES                                    25,661      4,811
                                                                                                      ----------  ---------
                                   Total - ALL COMPANIES                                            $ 1,623,388 $ 4,287,148
                                                                                                      ==========  =========


 (a) Non-public company whose securities are privately owned.
 (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
 (c) No public market for this security exists.
 (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
 (e) 75% currently vested; 25% vesting 8/97.
 (f) Pledged as collateral against a line of credit with NBD Bank as of June 30, 1997.

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








                                      See notes to financial statements

                                                     F-4

                                 Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 1996

                                                                               Restrictions   Number        Cost
                                                                   Expiration  as to          of            and/or      Fair
        Company                 Description of Business            Date        Resale         Shares Owned  Equity      Value

AFFILIATED COMPANIES
Common Stocks - Public Market Method of Valuation (d)

CompuSonics Video Corporation   Digital Video Product Development                                   1,751    $        -  $        2
                                                                                               10,000,000       106,477       9,000

Williams Controls, Inc.*        Manufacturer of automotive electronics          (f)               400,000        60,000     720,000
                                components and consumer products                (f)               850,000       127,500   1,530,000
                                                                                (f)               330,000       412,500     594,000
                                                                                (b) 4/98 (f)      100,000        34,000     180,000
                                                                                (b)5/97            30,000       108,750      48,000

 Ajay Sports, Inc.*             Golf, Billiard & Casual Furniture Manufacturer  (b)10/96        1,764,706       600,000     617,647
                                                                                (b)12/97          100,000        37,500      35,000

 Preferred Stocks - Public Market Method of Valuation (d)

 Ajay Sports, Inc.*             Golf, Billiard & Furniture Manufacturer                             2,000        20,000      13,500

 Warrants and Stock Options - Board Appraisal Method of Valuation (d)

 CompuSonics Video Corporation  Digital Video Product Development               (c)               300,000             -           -

 Williams Controls, Inc.*       Heavy Truck/Automotive Supplier      11/08/97   (c)               150,000             -     214,650
                                                                     01/18/99   (c)                25,000             -           -
                                                                     05/03/00   (c)(e)             25,000             -           -
                                                                                                              ---------   ---------
                                                                                                              1,506,727   3,961,799




                                      See notes to financial statements
                                                                                                   (Continued)
                                                     F-5

                                 Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 1996

                                                                               Restrictions   Number        Cost
                                                                   Expiration  as to          of            and/or      Fair
        Company                 Description of Business            Date        Resale         Shares Owned  Equity      Value

UNAFFILIATED COMPANIES
 Common Stocks - Public Market Method of Valuation (d)

 Immune Response, Inc.          Holding Company                                               10,000,000      5,000         -
 Vitro Diagnostics              Diagnostic Test Kits                                                 300      1,500         42
 Proconnextions, Inc.           Sports Memorabilia Marketing                    (a)              191,610     19,161      4,790
                                                                                                           ----------  ---------
                                   Sub-total - UNAFFILIATED COMPANIES                                        25,661      4,832
                                                                                                           ----------  ---------
                                   Total - ALL COMPANIES                                                  1,532,388   3,966,631
                                                                                                          ==========  =========


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








                                      See notes to financial statements

                                 Enercorp, Inc.
                  Statement of Changes in Stockholders' Equity
                For the Years Ended June 30, 1997, 1996 and 1995


                                                          Retained Earnings
                                                      ----------------------
                                    Common Stock        (AccumulatedUnrealized
                                 Shares      Amount     Deficit)    Net Gain      Total
                                ----------  ----------  ----------  ----------  ----------

Balance at June 30, 1994          590,897   1,468,251    (448,088)  2,385,827   3,405,990

Net loss                               --          --    (404,366)         --    (404,366)

Unrealized gain on investments,
  net of taxes                         --          --          --     917,408     917,408
                                ----------  ----------  ----------  ----------  ----------

Balance at June 30, 1995          590,897   1,468,251    (852,454)  3,303,235   3,919,032

Net loss                               --          --      79,849          --      79,849

Unrealized gain on investments,
  net of taxes                         --          --          --   (1,695,991) (1,695,991)
                                ----------  ----------  ----------  ----------  ----------

Balance at June 30, 1996          590,897   $1,468,251  ($772,605)  $1,607,244  $2,302,890

Net loss                               --          --     (88,444)         --     (88,444)

Unrealized gain on investments,
  net of taxes                         --          --          --     150,518     150,518
                                ----------  ----------  ----------  ----------  ----------

Balance at June 30, 1997          590,897   1,468,251    (861,049)  1,757,762   2,364,964
                                ==========  ==========  ==========  ==========  ==========











                         See notes to financial statements
                                        F-7

                                 Enercorp, Inc.
                            Statements of Operations

                                                        For the years ended June 30,
                                                  -----------------------------------------
                                                      1997          1996           1995
                                                   ------------  ------------   -----------

REVENUES
     Interest income                              $         -0-  $       400    $   35,070
     Interest income from related entities              17,355         6,033            46
     Consulting fees from related companies              1,788       167,738       108,750
     Royalties and settlement income                        -0-        2,445            -0-
     Recovery of bad debt                                   -0-       42,942            -0-
     Net realized gain on sale of investments          216,000       269,410        18,914
     Loss on sale of fixed assets                           -0-           -0-         (241)
     Dividend income from affiliated company             1,500         1,370            -0-
                                                    ------------  ------------   -----------
                                                       236,643       490,338       162,539
                                                    ------------  ------------   -----------
EXPENSES
     Salaries - officer                                122,000        72,000        72,000
     Bonus expense - officer                                -0-           -0-       16,322
     Directors' fees                                        -0-        1,000            -0-
     Staff salaries                                     20,332        38,200        28,500
     Legal, accounting and other professional fees      11,537        31,926       119,341
     Interest expense - related entity                      -0-       29,303        44,473
     Interest expense - other                          162,538       115,354        54,264
     Loss on worthless investments                          -0-           -0-      119,809
     Bad debt expense                                    2,433         4,520       262,348
     Other general and administrative expenses          50,248        75,186        56,848
                                                     ------------  ------------   -----------
                                                       369,088       367,489       773,905
                                                     ------------  ------------   -----------

     Net gain (loss) from operations before           (132,444)      122,849      (611,366)
     Income taxes (Note 5)                              44,000       (43,000)      207,000
                                                     ------------  ------------   -----------

     Net gain (loss) from operations after taxes       (88,444)       79,849      (404,366)
                                                     ------------  ------------   -----------

     Net unrealized gain (loss) on investment before    229,517    (2,569,991)    1,419,408
     Income taxes (Note 5)                              (78,999)      874,000      (502,000)
                                                      ------------  ------------   -----------

     Net unrealized gain (loss) on investment after     150,518     (1,695,991)      917,408
     Taxes                                            ------------  ------------   -----------

     Increase (decrease) in net assets                $  62,074    $(1,616,142)    $ 513,042
                                                      ============  ============   ===========

     Increase (decrease) in net assets per share      $    0.11    $     (2.74)    $    0.87
                                                      ============  ============   ===========






                       See notes to financial statements
                                      F-8

                                 Enercorp, Inc.
                            Statements of Cash Flows


                                                           For the years ended June 30,
                                                     ------------------------------------------
                                                         1997           1996          1995
                                                     ------------   ------------  ------------

Cash flows from operating activities:
      Increase (decrease) in net assets               $    62,074    $(1,616,142)  $   513,042
                                                      ------------   ------------  ------------

Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                            659          1,723         2,693
      Bad debt provision on notes receivable
        and interest net of write offs                      2,433          4,520       239,934
      Stock received for consulting services             (125,000)       (37,500)     (108,750)
      Recovery of bad debt                                     -0-       (42,942)           -0-
      Gain on sale of investments                        (216,000)      (269,410)       (3,455)
      (Gain) Loss on sale of fixed assets                    (777)            -0-          242
      Write off of worthless investments                       -0-            -0-      119,809
      Unrealized (gain) loss on investments              (229,517)     2,569,992    (1,419,408)
      (Increase) in accounts receivable - related party    (2,985)      (125,000)           -0-
      (Increase) in interest receivable                   (14,922)        (6,028)         (199)
      Decrease in accounts receivable from
        related party                                     125,000             58           192
      (Increase) Decrease in other assets                  11,936         (5,736)       (5,603)
      Increase (Decrease) in accounts payable and
        accrued expenses                                   12,840        (71,520)      (31,026)
      Increase(Decrease) in accrued salaries               32,250             -0-       (6,000)
      Increase (decrease) in deferred taxes                35,000       (831,000)      295,000
                                                      ------------   ------------  ------------
      Total adjustments                                  (369,083)     1,187,157      (916,571)
                                                      ------------   ------------  ------------
Net cash (used) by operating activities                  (307,009)      (428,985)     (403,529)
                                                      ------------   ------------  ------------

Cash flows from investing activities:
      Purchase of investments                                  -0-       (88,000)     (600,000)
      Sale of investments                                 250,000        303,410         8,355
      Payments received on note receivable                     -0-        78,364            -0-
      Issuance of notes receivable                       (200,000)            -0-       (9,500)
      Proceeds from sale of fixed assets                       -0-            -0-          500
      Purchase of furniture and fixtures                   (1,565)            -0-       (2,521)
                                                      ------------   ------------  ------------
      Net cash provided (used) by investing activities     48,435        293,774      (603,166)
                                                      ------------   ------------  ------------




                            See notes to financial statements
                                           F-9


                                 Enercorp, Inc.
                      Statements of Cash Flows (Continued)


                                                           For the years ended June 30,
                                                     ------------------------------------------
                                                         1997           1996          1995
                                                     ------------   ------------  ------------

Cash flows from financing activities:
      Proceeds from notes payable                         508,179      1,905,825     1,809,303
      Principal payments of notes payable                (250,000)    (1,771,310)     (804,600)
                                                      ------------   ------------  ------------
      Net cash provided by investing activities           258,179        134,515     1,004,703
                                                      ------------   ------------  ------------

(Decrease) in cash                                           (396)          (696)       (1,992)

Cash, beginning of period                                     495          1,191         3,183
                                                      ------------   ------------  ------------

Cash, end of period                                   $        99    $       495  $      1,191
                                                      ============   ============  ============

Supplemental disclosures of cash flow information:
      Interest paid                                   $   148,982    $   152,332  $     95,937
                                                      ============   ============  ============

      Interest received                               $        -0-   $       403  $         -0-
                                                      ============   ============  ============
























                            See notes to financial statements
                                          F-10

      Note 1:  Summary of Significant Accounting Policies

      Significant accounting policies are as follows:

      a.    Business History

      Enercorp, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 30, 1978. During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940.
      This change resulted in the Company becoming a specialized type of investment company. For the years ended June 30, 1997, 1996 and 1995 the Company's cash flows have been dependent primarily upon sale of stock and loans.

      b.    Investment Valuation

      The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments (and all other assets) based on recommendations of a Valuation Committee of the Board, comprised of the independent disinterested directors of the Company. In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account. These investments are carried at fair value using the following four basic methods of evaluation:

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

      g.    Net Assets per Share

      In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 1997 and June 30, 1996, respectively was $ 4.00 and $3.90 per share based on 590,897 shares.

      h.    Reclassifications

      Prior year share and per share amounts have been restated to reflect the 1 for 75 reverse stock split that occurred on December 13, 1995. Also certain amounts as originally reported in the June 30, 1996 and 1995 financial statements were reclassified to conform with the June 30, 1997 presentations.

      Note 2:     Investments

     Investments consist of holdings of securities in publicly and privately held companies. The Company's largest portfolio company is Williams Controls, Inc. ("Williams"). At June 30, 1997 Williams represented 89.68% of the company's investments at fair market value.

      Note 3: Related Party Transactions

      a.    Accounts Receivable - Related Party

      The Company has an account receivable from Ajay Sports, Inc. for various traveling fees for services performed for the benefit of Ajay Sports, Inc. At June 30, 1997 and 1996 accounts receivable related party was $2,985 and $0.

b.    Notes Receivable - Related Entities

      The Company has notes receivable from ProConnextions, Inc., ("PCI"). All of the notes are due on demand. The notes have interest rates of 12% and 10%. There is no collateral for the notes. The Company is a shareholder in PCI. The notes receivable balance, net of allowance for uncollectible note receivable, from PCI at was $7,715 at June 30, 1997 and 1996.

      The Company has a note receivable  from Ajay Sports,  Inc.  ("Ajay").  The note is subordinated and has an interest rate of 9.50%. The Company is a shareholder in Ajay. The note balance from Ajay was $200,000 and $0 at June 30, 1997 and 1996 respectively.

Note 4:     Note Payable - Bank

      The "note payable - bank" at June 30, 1997 represents a line of credit up to $2,000,000 with NBD Bank, with an interest rate of 1% over the prime rate. The collateral for the note is all of the shares of Williams Controls, Inc. common stock owned by the Company (1,660,000 shares) and all future shares of Williams common stock acquired by the Company. The borrowing availability is limited by 50% of the fair market value of the collateral and the line of credit expired in August 1997. The balance of note payable - bank as of June 30, 1997 and 1996 totaled $1,712,900 and $1,454,721, respectively.

     In July, 1997, the Company refinanced the NBD line of credit with Comerica Bank for a $2,250,000 line of credit. This line of credit bears an interest of prime rate plus 3/4%. The collateral for the note is all the shares of Williams Controls, Inc. and Ajay Sports, Inc. common stock.

Note 5:     Income Taxes

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

      Income tax expense for the years ended June 30, 1997, 1996 and 1995 consisted of:
                                1997              1996              1995
                                ----              ----              ----

            Current     $         -0-     $         -0-     $         -0-
            Deferred          35,000          (831,000)          295,000
                              ------          ---------          -------
                             $35,000         $(831,000)         $295,000

      The components of the deferred tax liability at June 30, 1997 and 1996 consist of the following:

                                                 6/30/97           6/30/96
                                                ----------        ---------
      Unrealized gain on investments         $    906,000        $ 827,000
      Capital loss carryover                           -0-              -0-
      Accrued officer wages                            -0-              -0-
      Allowance for notes receivable              (12,000)         (11,700)
      Net operating loss carry over              (499,000)       ( 455,300)
                                                 ---------       ----------
                                             $    395,000      $   360,000
                                                ===========     ===========

      At June 30, 1997, the Company has net operating loss carry forward available to offset future taxable income of approximately $1,467,000 that expires at various years through June 30, 2012.


Note 6:     Operating Leases

      The company leased office space accounted for as an operating lease which expired in March 1997. The Company is currently renting space from an affiliate. Lease expense was $8,090, $9,915 and $5,958 for the years ending June 30, 1997, 1996 and 1995, respectively. Future minimum lease obligations are as follows:

                  6/30/97               $6,180

Note 7:     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 8:     Other Subsequent Events

      The Securities Exchange Act of 1934, the Investment Advisers Act of 1940 and the Investment Company Act of 1940 authorize the Securities and Exchange Commission (the "Commission") to require registered entities to maintain certain books and records and to make those records available to the Commission for inspection. The purpose of the examination program is to ensure that investment companies, such as the Registrant, are conducting their activities in accordance with the federal securities laws and the rules that have been adopted under these laws. The last such examination of the Registrant was conducted in 1991.

      On August 12, 1997, the Registrant was notified by the Commission that an examination of the Registrant was about to commence. This examination began on August 25, 1997, at which time the books and records of the Registrant were reviewed. The field work portion of the examination was completed on August 29, 1997, and the Commission has 90 days from the conclusion of its examination to notify the Registrant of the results and to recommend any actions that it believes should be taken. The Registrant then has 30 days to respond to any deficiencies noted. The Registrant believes that it conducts its business generally within the guidelines established by the aforementioned acts, and, while it does not expect to be materially deficient in any substantive areas, it will respond to the Commission's report within the timeframe designated and take any corrective actions as may be appropriate.

                                                                  Enercorp, Inc.
                                        Amounts Receivable from Affiliated Parties
                             Underwriters, Promoters and Employees Other than Related Parties



---------------------------------------------------------------------------------------------------------------------------------

                                  Column A           Column B    Column C            Column D                   Column E
                         --------------------------------------------------------------------------------------------------------
                                                                                    Deductions           Balance at end of period
                                                                            -----------------------------------------------------
                                                    Balance at                    (1)          (2)
                                                    beginning of                Amounts    Amounts                  Non-
                               Name of Debtor         Period      Additions(a)  Collected Written off   Current     Current
==================================================================================================================================

For the year ended
June 30, 1997

Notes receivable from       Pro Connextions, Inc.        30,862             -           -                  30,862           -
affiliated companies        Ajay Sports, Inc.                 -      $200,000                             200,000

Accounts receivable from    Ajay Sports, Inc.                 -        $2,985           -           -       2,985           -
affiliated companies
                                                    ------------------------------------------------------------------------------
                                                        $30,862      $202,985          $0          $0    $233,847          $0
==================================================================================================================================

For the year ended
June 30, 1996

Notes receivable from       Immune Response, Inc.       $68,864             -     $68,864           -           -           -
affiliated companies        Pro Connextions, inc.        30,862             -           -           -     $30,862           -

Accounts receivable from    Williams Controls, Inc.           -      $125,000           -           -     125,000           -
affiliated companies
                                                    ------------------------------------------------------------------------------
                                                        $99,726      $125,000     $68,864          $0    $155,862          $0
==================================================================================================================================






                                             See notes to financial statements
                                                            S-1

                                                         Enercorp, Inc.
                              Valuation and Qualifying Accounts and Reserves


----------------------------------------------------------------------------------------------==============
             Column A                  Column B             Column C              Column D      Column E
                                                            Additions
------------------------------------------------------------------------------------------------------------
                                      Balance at     Charge to    Charged to                   Balance at
                                      beginning       costs/     other accounts                    end
                                      of period      expenses      describe      Deductions     of period
============================================================================================================

For the year ended June 30, 1997
Allowance for uncollectible accounts
                                    ------------------------------------------------------------------------
  Notes receivable                         $23,147                                                  $23,147
                                    ------------------------------------------------------------------------
  Interest receivable                      $10,044                                     (2,433)      $12,477
                                    ------------------------------------------------------------------------
For the year ended June 30, 1996
Allowance for uncollectible accounts
                                    ------------------------------------------------------------------------
  Notes receivable                         $74,795                                     51,648       $23,147
                                    ------------------------------------------------------------------------
  Interest receivable                      $31,642         4,520                       26,118       $10,044
                                    ------------------------------------------------------------------------
For the year ended June 30, 1995
Allowance for uncollectible accounts
                                    ------------------------------------------------------------------------
  Notes receivable                        $259,863        24,932             -        210,000       $74,795
                                    ------------------------------------------------------------------------
  Interest receivable                      $26,641        39,860             -         34,859       $31,642
====================================------------------------------------------------------------------------








                                     See notes to financial statements
                                                    S-2