Form 10-Q
period 1997-09-30
ENERCORP INC
filed 1997-11-13
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1997

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                     OF 1934

            FOR THE TRANSITION PERIOD FROM              TO
                                          --------------  ----------------

                         Commission File Number: 0-9083

                                 Enercorp, Inc.
                                 --------------
            (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
-------------------------------                        -----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                                48322
---------------------------------                      -----------------------
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5651
                      -----------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No
                                 -----     -----

Number of shares of common stock outstanding at September 30, 1997:  590,897

                                 Enercorp, Inc.

       Form 10-Q Filing for the Second Quarter Ended September 30, 1997
                                      INDEX
                                                                      Page
                                                                     Number
                                                                    --------
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                         3

            Statements of Assets and Liabilities
September 30, 1997 (Unaudited) and June 30, 1997                         4

            Schedule of Investments (Unaudited), September 30, 1997    5-6

            Schedule of Investments June 30, 1997                      7-8

            Statements of Operations (Unaudited) for the Three
            Months Ended September 30, 1997 and 1996                     9

            Statements of Cash Flows (Unaudited) for the Three
            Months Ended September 30, 1997 and 1996                    10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           12

Item 2.     Changes in Securities                                       12

Item 3.     Defaults Upon Senior Securities                             13

Item 4.     Submission of Matters to a Vote of Security Holders         13

Item 5.     Other Information                                           13

Item 6.     Exhibits and Reports on Form 8-K                            13

            Signature Page                                              14

                                 Enercorp, Inc.


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1997.

                                 Enercorp, Inc.
                      Statements of Assets and Liabilities

                                                                September 30,     June 30,
ASSETS                                                              1997            1997
                                                                -------------   -------------

     Investments, at fair value, cost of $1,623,388 at
     September 30, 1997 and June 30, 1997                         4,131,110        4,287,148
     Cash                                                            16,013               99
     Accounts receivable - related parties                               -0-           2,985
     Accrued interest receivable - net of allowance for
       uncollectible interest receivable of $13,089 and $12,477
       at September 30, 1997 and June 30, 1997, respectively         12,328           18,273
     Note receivable - related parties  net of allowance for
       uncollectible notes receivable of $23,147 at September
       30, 1997 and June 30, 1997                                   207,715          207,715
     Furniture and fixtures, net of accumulated depreciation
       of $5,263 and $4,747 at September 30, 1997 and
       June 30, 1997, respectively                                    3,673            4,189
     Other assets                                                     1,486            3,693
                                                               -------------    -------------
                                                               $  4,372,325    $   4,524,102
                                                               =============    =============

LIABILITIES AND NET ASSETS

Liabilities
     Note payable - bank                                       $  1,799,549    $   1,712,900
     Accounts payable and accrued liabilities                        73,966           51,238
     Deferred tax liability                                         307,000          395,000
                                                               -------------    -------------
                                                                  2,180,515        2,159,138
                                                               -------------    -------------
Net assets
     Common stock, no par value: 10,000,000 shares
       authorized, 590,897 shares issued and outstanding
       September 30, 1997 and June 30, 1997                       1,468,251        1,468,251

     Preferred stock, no par value:  1,000,000 shares
       authorized, -0- issued and outstanding                            -0-              -0-

     Accumulated deficit                                           (931,163)        (861,049)

     Unrealized net gain on investments, net of deferred
       income taxes of $853,000 and $906,000 at
       September 30, 1997 and June 30, 1997, respectively         1,654,722        1,757,762
                                                               -------------    -------------
                                                                  2,191,810        2,364,964
                                                               -------------    -------------
                                                               $  4,372,325    $   4,524,102
                                                               =============    =============



                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                          September 30, 1997

                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business           Date    Resale       Shares Owned     Equity       Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product
                                        Development                                                1,751  $          - $          2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensors,                 (e)                400,000        60,000      855,000
                                   controls and communication                 (e)                850,000       127,500    1,816,875
                                             systems                          (e)                330,000       412,500      705,375
                                                                              (b)  5/97 (e)       30,000       108,750       57,000
                                                                              (b) 10/97 (e)       50,000       125,000       95,000

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                      1,764,706       600,000      297,794
                                                                              (b) 12/96          100,000        37,500       16,875

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        8,100

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*        Manufacturer of sensors, controls     11/(c)97              150,000             -      265,275
                                     and communication systems             08/(c)99               25,000             -            -
                                                                           05/(c)00               25,000             -            -
                                                                           09/(c)99               50,000             -            -
                                                                                                           -----------  -----------

                                                                                                             1,597,727    4,126,296



                        See notes to financial statements

                                 5                                  (Continued)

                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                           September 30, 1997




                                                                              Restrictions Number           Cost
                                                                  Expiration  as to        of               and/or       Fair
                                                                    Date      Resale       Shares Owned     Equity       Value
                   Company           Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Vitro Diagnostics               Holding Company                                          10,000,000         5,000            -
     Immune Response, Inc.           Diagnostic Test Kits                                            300         1,500           24
     Proconnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  -----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,814
                                                                                                            -----------  -----------
                                     Total - ALL COMPANIES                                               $   1,623,388 $  4,131,110
                                                                                                            ===========  ===========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market exists for this security.
     (d) A discount factor as determined by the Company's Board of Directors has been applied to those stocks valued by the public market method which have restrictions as to resale.
     (e) Pledged as collateral against a line of credit with Comerica Bank.

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




                        See notes to financial statements



                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                              June 30, 1997

                                                                              Restrictions Number           Cost
                                                                   Expiration as to        of               and/or       Fair
               Company               Description of Business          Date    Resale       Shares Owned     Equity       Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development                             1,751 $           - $          2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensors, controls        (f)                400,000        60,000      866,160
                                     and communication systems                (f)                850,000       127,500    1,840,590
                                                                              (f)                330,000       412,500      714,582
                                                                              (b)  5/97 (f)       30,000       108,750       57,744
                                                                              (b) 10/97 (f)       50,000       125,000       96,240

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                      1,764,706       600,000      397,059
                                                                              (b) 12/96          100,000        37,500       22,500

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        9,000

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*        Manufacturer of sensors, controls     11/(c)97              150,000             -      269,460
                                     and communication systems             08/(c)(e)              25,000             -            -
                                                                           05/(c)00               25,000             -            -
                                                                           09/(c)99               50,000             -            -
                                                                                                            -----------  -----------
                                                                                                             1,597,727    4,282,337



                        See notes to financial statements

                                                                    (Continued)
                                        7



                                                           Enercorp, Inc.
                                             Schedule of Investments (Continued)
                                                          June 30, 1997



                                                                              Restrictions Number           Cost
                                                                   Expiration as to        of               and/or       Fair
                                                                   Date       Resale       Shares Owned     Equity       Value
                Company              Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response, Inc.           Holding Company                                          10,000,000         5,000            -
     Vitro Diagnostics               Diagnostic Test Kits                                            300         1,500           21
     Proconnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  -----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,811
                                                                                                            -----------  -----------
                                     Total - ALL COMPANIES                                               $   1,623,388 $  4,287,148
                                                                                                            ===========  ===========


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





                        See notes to financial statements

                                        8

                                   Enercorp, Inc.
                            Statements of Operations

                                                       For the Three Months
                                                        Ended September 30,
                                                    ----------------------------
                                                        1997           1996
                                                     ------------   ------------
REVENUES
    Interest income                                 $         -0- $         824
    Interest income from related entities                  5,606            152
    Consulting fees from related companies                    -0-           672
    Dividend income from affiliated company                   -0-           500
                                                     ------------   ------------
                                                           5,606          2,148
                                                     ------------   ------------
EXPENSES
    Salaries - officer                                    21,750         18,000
    Staff salaries                                            -0-         9,600
    Legal, accounting and other professional fees          7,100          4,314
    Interest expense - other                              71,924         35,277
    Bad debt expense                                         613            613
    Other general and administrative expenses              9,334         14,334
                                                     ------------   ------------
                                                         110,721         82,138
                                                     ------------   ------------

    Net (loss) from operations before taxes             (105,115)       (79,990)
    Income tax expense (benefit)                          35,000         27,000
                                                     ------------   ------------

    Net (loss) from operations after taxes               (70,115)       (52,990)
                                                     ------------   ------------

    Net unrealized gain (loss) on investments           (156,038)     1,160,460
     before taxes
    Income tax expense (benefit)                          18,000       (395,000)
                                                     ------------   ------------

    Net unrealized gain on investment after taxes       (138,038)       765,460
                                                     ------------   ------------

    Increase in net assets                          $   (208,153)  $    712,470
                                                     ============   ============

    Increase in net assets per share                $      (0.35)  $       1.21
                                                     ============   ============







                                Enercorp, Inc.
                         Statements of Cash Flows

                                                      For the Three Months
                                                       Ended September 30,
                                                    --------------------------
                                                        1997          1996
                                                    ------------   -----------
Cash flows from operating activities:
      Increase in net assets                       $   (208,153)  $   712,470
                                                    ------------   -----------

Adjustments  to  reconcile   net  income  to  net
  cash  provided  by  operating
  activities:
      Depreciation                                          516           519
      Bad debt provision on notes receivable
        and interest net of write offs                      613           612
      Unrealized (gain) on investments                  156,038    (1,160,460)
      (Increase) in accounts receivable - related party   2,985        (3,523)
      (Increase) in interest receivable                   5,332          (968)
      Decrease in other assets                            2,208         3,374
      Increase (decrease) in accounts payable and
        accrued expenses                                 22,727        13,132
      Increase in deferred taxes                        (53,000)      368,000
                                                    ------------   -----------
      Total adjustments                                 137,418      (779,314)
                                                    ------------   -----------
Net cash (used) by operating activities                 (70,735)      (66,844)
                                                    ------------   -----------

Cash flows from investing activities:
      Issuance of notes receivable                           -0-     (200,000)
      Purchase of furniture and fixtures                     -0-       (3,514)
                                                    ------------   -----------
Net cash (used) by investing activities                       0      (203,514)
                                                    ------------   -----------

Cash flows from financing activities:
      Proceeds from notes payable                        86,649       282,300
                                                    ------------   -----------
Net cash provided by investing activities                86,649       282,300
                                                    ------------   -----------

Increase in cash                                         15,914        11,942

Cash, beginning of period                                    99           495
                                                    ------------   -----------

Cash, end of period                                      16,013        12,437
                                                    ============   ===========
Supplemental disclosures of cash flow information:
      Interest paid                                      23,484        23,484
                                                    ============   ===========




Item 2.  Management's Discussion and Analysis of Financial Condition and

             Results of Operations.

        Material Changes in Financial Condition:
        ----------------------------------------

        Net assets decreased by $208,153 during the first quarter ended September 30, 1997 from June 30, 1997. This compares to an increase in net assets of $712,470 during the first quarter ended September 30, 1996. The decrease during the quarter was due mainly to a decrease in the fair market value of the Registrant's investment in its largest investee, Williams Controls, Inc. ("Williams"), which represented 92% of the Registrant's investments (at fair value) at September 30, 1997.

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

        On September 27, 1996 the Registrant loaned Ajay Sports, Inc. ("Ajay") $200,000 for working capital. This loan is a 90 day note with an interest rate of NBD's prime rate plus 1%. In December 1997 the Registrant changed this note to a demand note. In July 1997, Ajay entered into a new loan agreement with Wells Fargo Bank. One of the conditions of the loan was that any outstanding loans to Ajay made by the Registrant be subordinated to the position of Wells Fargo Bank. As such, the Registrant signed a Subordination Agreement with Wells Fargo Bank at the time of closing of Ajay's loan with Wells Fargo Bank. The subordination conditions can only be removed and the $200,000 loan from the Registrant to Ajay can only be repaid if certain financial and operating conditions are met. The balance of this note at September 30,1997 was $200,000. The accrued interest on the note at September 30, 1997 was $7,964.


        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At September 30, 1997 the Registrant's borrowing availability against the Comerica line of credit was $346,518. The Registrant has several options for continued cash flow including selling some shares of Ajay or Williams common stock.

        Material Changes in Results of Operations:
        ------------------------------------------

        The Registrant's revenues were $5,606 and $2,148 for first quarter ended September 30, 1997 and 1996, respectively. The increase in revenues for the quarter, compared with the prior year's quarter, is due mainly to an increase in interest income from related companies.

        The Registrant recorded an unrealized loss on investments of $156,038 for the first quarter ended September 30, 1997 compared to a gain of $1,160,460 for the first quarter ended September 30, 1996. This is mainly due to the changes in fair market value of the Registrant's investment in Williams.

        Williams Controls, Inc. - Investee Company
        ------------------------------------------

        The Registrant's largest investee company, Williams Controls, is a publicly held company (Nasdaq: WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls and communication systems for the transportation, telecommunication and agricultural industries.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3.   Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

        None

Item 5.   Other Information

        On November 7, 1997, the Registrant exercised 150,000 options of Williams Controls, Inc. at $.41 per share for the same amount of shares of common stock.

Item 6.   Exhibits and Reports on Form 8-K

     10.1 Master Revolving Note dated July 30, 1997, among Registrant as borrower and Comerica Bank as lender.
     10.2  Advance Formula Agreement
     10.3  Security Agreement
     10.4  Guaranty of repayment by Robert R. Hebard
     10.5  Guaranty of repayment by Thomas W. Itin

        Exhibit 27 Financial Data Schedule

                                 Enercorp, Inc.

                                    Form 10-Q

               For the Second Quarter Ended September 30, 1997

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.


                                  ---------------------
                                  (Registrant)



                                BY   s\Robert R. Hebard
                                  --------------------------------------
                                  Robert R. Hebard
                                  President and Chief Financial Officer


Date:  November 12, 1997