Form 10-Q
period 1997-12-31
ENERCORP INC
filed 1998-02-13
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1997

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                     OF 1934

            FOR THE TRANSITION PERIOD FROM _______TO________

                         Commission File Number: 0-9083

                                 Enercorp, Inc.
                                 --------------
            (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
-------------------------------                         -----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                                48322
----------------------------------------                      -----------------
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5651
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No

Number of shares of common stock outstanding at December 31, 1997:  590,897

                                 Enercorp, Inc.

       Form 10-Q Filing for the Second Quarter Ended December 31, 1997
                                      INDEX
                                                                           Page
                                                                         Number
PART I. FINANCIAL INFORMATION                                         ---------

Item 1.     Financial Statements                                            3

            Statements of Assets and Liabilities
December 31, 1997 (Unaudited) and June 30, 1997                             4

            Schedule of Investments (Unaudited), December 31, 1997        5-6

            Schedule of Investments June 30, 1997                         7-8

            Statements of Operations (Unaudited) for the Three
            And Six Months Ended December 31, 1997 and 1996                 9

            Statements of Cash Flows (Unaudited) for the Six
            Months Ended December 31, 1997 and 1996                        10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                              13

Item 2.     Changes in Securities                                          13

Item 3.     Defaults Upon Senior Securities                                13

Item 4.     Submission of Matters to a Vote of Security Holders            13

Item 5.     Other Information                                              13

Item 6.     Exhibits and Reports on Form 8-K                               13

            Signature Page                                                 14

                                      Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1997.

                                            Enercorp, Inc.
                         Statements of Assets and Liabilities
                                     (Unaudited)

                                                                December 31,    June 30,
ASSETS                                                              1997           1997
                                                                ------------   ------------

    Investments, at fair value, cost of $1,684,888 and
      $1,623,388 at December 31, 1997 and June 30, 1997           4,297,338  $   4,287,148
    Cash                                                              1,086             99
    Accounts receivable - related parties                               -0-         2,985
    Accrued interest receivable - net of allowance for
      uncollectible interest receivable of $13,702 and $12,477
      at December 31, 1997 and June 30, 1997, respectively            9,357         18,273
    Note receivable - related parties, net of allowance for
      uncollectible notes receivable of $23,147 at
      December 31, 1997 and June 30, 1997, respectively             207,715        207,715
    Furniture and fixtures, net of accumulated depreciation
      of $5,779 and $4,747 at December 31, 1997 and
      June 30, 1997, respectively                                     3,157          4,189
    Other assets                                                      1,580          3,693
                                                                ------------   ------------
                                                                $ 4,520,233  $   4,524,102
                                                                ============   ============

LIABILITIES AND NET ASSETS

Liabilities
    Note payable - bank                                    $      1,921,049  $   1,712,900
    Accounts payable and accrued liabilities                         35,938         51,238
    Deferred tax liability                                          329,000        395,000
                                                                ------------   ------------
                                                                  2,285,988      2,159,138
                                                                ------------   ------------
Net assets
    Common stock, no par value: 10,000,000 shares
      authorized, 590,897 shares issued and outstanding
      December 31, 1997 and June 30, 1997                         1,468,251      1,468,251

    Preferred stock, no par value:  1,000,000 shares
      authorized, -0- issued and outstanding                            -0-            -0-

    Accumulated deficit                                            (958,457)      (861,049)

    Unrealized net gain on investments, net of deferred
      income taxes of $888,000 and $906,000 at
      December 31, 1997 and June 30, 1997, respectively           1,724,452      1,757,762
                                                                ------------   ------------
                                                                  2,234,246      2,364,964
                                                                ------------   ------------
                                                            $     4,520,233  $   4,524,102
                                                                ============   ============



                                          4


                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                          December 31, 1997

                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business           Date    Resale       Shares Owned     Equity       Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product
                                        Development                                                1,751  $          - $          2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensor                   (e)                400,000        60,000      900,000
                                     and control systems                      (e)                850,000       127,500    1,912,500
                                                                              (e)                330,000       412,500      742,500
                                                                              (e)                 30,000       108,750       60,000
                                                                              (e)                 50,000       125,000      100,000
                                                                              (e)                150,000        61,500      300,000

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer     (e)              1,764,706       600,000      248,162
                                                                              (e)                100,000        37,500       14,063

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        6,300

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*        Manufacturer of sensors               08/(c)99               25,000             -            -
                                     and control systems                   05/(c)00               25,000             -            -
                                                                           09/(c)99               50,000             -            -
                                                                                                           -----------  -----------

                                                                                                             1,659,227    4,292,597



                        See notes to financial statements

                                 5                                  (Continued)

                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                           December 31, 1997




                                                                              Restrictions Number           Cost
                                                                  Expiration  as to        of               and/or       Fair
                                                                    Date      Resale       Shares Owned     Equity       Value
                   Company           Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Vitro Diagnostics               Holding Company                                          10,000,000         5,000            -
     Immune Response, Inc.           Diagnostic Test Kits                                            300         1,500           21
     Proconnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  -----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,811
                                                                                                            -----------  -----------
                                     Total - ALL COMPANIES                                               $   1,684,888 $  4,297,338
                                                                                                            ===========  ===========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market exists for this security.
     (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e) Pledged as collateral against a line of credit with Comerica Bank.

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
                                                                                                            ===========  ===========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market for this security exists.
     (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e) 75% currently vested; 25% vesting 8/97.
     (f) Pledged as collateral against a line of credit with NBD Bank as of June
         30, 1997.

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





                        See notes to financial statements

                                        8

                                         Enercorp, Inc.
                                   Statements of Operations
                                        (Unaudited)
                                                         For the Three Months          For the Six Months
                                                           Ended December 31            Ended December 31
                                                      ---------------------------- ----------------------------
                                                          1997           1996          1997           1996
                                                       ------------   ------------  ------------   ------------

REVENUES
    Interest income                                             -0-           817            -0- $       1,641
    Interest income from related entities                    5,606          4,663        11,212          4,815
    Consulting fees from related companies                      -0-           893            -0-         1,565
    Net realized gain on sale of investments                    -0-       216,000            -0-       216,000
    Dividend income from affiliated company                     -0-           500            -0-         1,000
                                                       ------------   ------------  ------------   ------------
                                                             5,606        222,873        11,212        225,021
                                                       ------------   ------------  ------------   ------------
EXPENSES
    Salaries - officer                                      18,125         56,875        39,875         74,875
    Staff salaries                                              -0-        10,732            -0-        20,332
    Legal, accounting and other professional fees            3,636          1,699        10,736          6,013
    Interest expense - other                                15,615         36,773        87,539         72,050
    Bad debt expense                                           613            614         1,226          1,227
    Other general and administrative expenses                7,911         17,429        17,245         31,763
                                                        ------------  ------------   ------------  ------------
                                                            45,900        124,122       156,621        206,260
                                                       ------------   ------------  ------------   ------------

    Net income (loss) from operations before taxes         (40,293)        98,751      (145,408)        18,761
    Income taxes                                            13,000        (34,000)       48,000         (7,000)
                                                       ------------   ------------  ------------   ------------

    Net income (loss) from operations after taxes          (27,293)        64,751       (97,408)        11,761
                                                       ------------   ------------  ------------   ------------

    Net unrealized gain (loss) on investments before taxes 104,727     (1,534,549)      (51,311)      (374,089)
    Income taxes                                                -0-       522,000        18,000        127,000
                                                       ------------   ------------  ------------   ------------

    Net unrealized gain (loss) on investment after taxes   104,727     (1,012,549)      (33,311)      (247,089)
                                                       ------------   ------------  ------------   ------------

    Increase (decrease) in net assets                 $     77,434       (947,798)     (130,719) $    (235,328)
                                                       ============   ============  ============   ============

    Increase in net assets per share                  $       0.13          (1.60)        (0.22)         (0.40)
                                                       ============   ============  ============   ============


                                             Enercorp, Inc.
                                       Statements of Cash Flows
                                          (Unaudited)

                                                                 For the Six Months
                                                                 Ended December 31,
                                                             ---------------------------
                                                                1997           1996
                                                             ------------   ------------
Cash flows from operating activities:
      Increase (decrease) in net assets                         (130,719)      (235,328)
                                                             ------------   ------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                 1,032          1,038
      Bad debt provision on notes receivable
        and interest net of write offs                             1,226          1,226
      Gain on sale of investments                                     -0-      (216,000)
      (Increase) decrease in unrealized gain on investments       51,311        374,092
      (Increase) decrease in accounts receivable - related party   2,985        122,015
      (Increase) in interest receivable                            7,691         (6,448)
      Decrease in other assets                                     2,113          7,222
      (Decrease) in accounts payable and accrued expenses        (15,300)        22,509
      (Decrease) in deferred taxes                               (66,000)      (120,000)
                                                             ------------   ------------
      Total adjustments                                          (14,943)       185,654
                                                             ------------   ------------
Net cash (used) by operating activities                         (145,662)       (49,674)
                                                             ------------   ------------

Cash flows from investing activities:
      Purchase of investments                                    (61,500)      (125,000)
      Proceed from sale of investments                                -0-       250,000
      Issuance of notes receivable                                    -0-      (200,000)
      Purchase of furniture and fixtures                              -0-        (3,514)
                                                             ------------   ------------
Net cash provided by investing activities                        (61,500)       (78,514)
                                                             ------------   ------------

Cash flows from financing activities:
      Payments to notes payable                                       -0-      (250,000)
      Proceeds from notes payable                                208,149        381,679
                                                             ------------   ------------
Net cash provided by financing activities                        208,149        131,679
                                                             ------------   ------------

Increase in cash                                                     987          3,491

Cash, beginning of period                                             99            495
                                                             ------------   ------------

Cash, end of period                                                1,086          3,986
                                                             ============   ============

Supplemental disclosures of cash flow information:
      Interest paid                                               87,539         72,051
                                                             ============   ============

Item 2.  Management's Discussion and Analysis of Financial Condition and

             Results of Operations.

        Material Changes in Financial Condition:

        Net assets increased by $77,434 during the second quarter ended December 31, 1997 from June 30, 1997. This compares to a decrease in net assets of $947,748 during the second quarter ended December 31, 1996. The Registrant's largest investee, Williams Controls, Inc. ("Williams"), increased in fair market value at December 31, 1997 as compared to June 30, 1997. Williams represents approximately 92% of the Registrant's investments (at fair market value).


        In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime with Comerica Bank ("Comerica"), replacing the NBD loan. The collateral for the line of credit is all of the shares of Williams Controls common stock owned by the Registrant (1,810,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant (1,864,706). Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan expires in July, 1998. The balance of the Registrant's note payable to Comerica as of December 31, 1997 was $1,921,049.

        On September 27, 1996 the Registrant loaned Ajay Sports, Inc. ("Ajay") $200,000 for working capital. This loan was a 90 day note with an interest rate of prime plus 1%. In December 1997, the Registrant changed this note to a demand note. In July 1997, Ajay entered into a new loan agreement with Wells Fargo Bank. One of the conditions of the loan was that any outstanding loans to Ajay made by the Registrant be subordinated to the position of Wells Fargo Bank. As such, the Registrant signed a Subordination Agreement with Wells Fargo Bank at the time of closing of Ajay's loan with Wells Fargo Bank. The subordination conditions can only be removed and the $200,000 loan from the Registrant to Ajay can only be repaid if certain financial and operating conditions are met. The balance of this note at December 31,1997 was $200,000. The accrued interest on the note at December 31, 1997 was $4,789.

        In November 1997, the Registrant exercised 150,000 stock options of Williams Controls, Inc. for common stock at $.41 per share, or a total of $61,500.

        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At December 31, 1997 the Registrant's borrowing availability against the Comerica line of credit was $328,951. The Registrant has several options for continued cash flow including selling some shares of Ajay or Williams common stock.

        Material Changes in Results of Operations:

        The Registrant's revenues were $5,606 and $222,873 for second quarter ended December 31, 1997 and 1996, respectively. The decrease in revenues for the quarter is due mainly to the net realized gain on investments of $216,000 reported in the prior year's quarter.

        The Registrant recorded an unrealized gain on investments of $104,727 for the second quarter ended December 31, 1997 compared to a loss of $1,534,549 for the second quarter ended December 31, 1996. This is mainly due to the increase in fair market value of the Registrant's investment in Williams, offset by a decrease in the market value of the Registrant's investment in Ajay.

        Williams Controls, Inc. - Investee Company

        The Registrant's largest investee company, Williams Controls, is a publicly held company (Nasdaq: WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls and communication systems for the transportation, communication and agricultural industries.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

        None

Item 2. Changes in Securities

        None



Item 3.   Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

        None

Item 5.   Other Information

        None

Item 6.   Exhibits and Reports on Form 8-K

        A Form 8-K was filed by the Registrant on February 13, 1998 regarding a letter from Nasdaq.

        Exhibit 27 Financial Data Schedule

                                 Enercorp, Inc.

                                    Form 10-Q

                For the Second Quarter Ended December 31, 1997

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.



                                  (Registrant)


                               BY s\Robert R. Hebard
                                  -------------------------------------
                                  Robert R. Hebard
                                  President and Chief Financial Officer


Date:  February 13, 1998