Form 10-Q
period 1998-03-31
ENERCORP INC
filed 1998-05-15
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                     OF 1934

                   FOR THE TRANSITION PERIOD FROM____ TO ____

                         Commission File Number: 0-9083

                                 Enercorp, Inc.
                                 --------------
            (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
-------------------------------                         ----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                                48322
---------------------------------------                             ----------
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5651
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No

Number of shares of common stock outstanding at March 31, 1998:  590,897

                                 Enercorp, Inc.

           Form 10-Q Filing for the Third Quarter Ended March 31, 1998
                                      INDEX
                                                                          Page
                                                                          Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                           3

            Statements of Assets and Liabilities
March 31, 1998 (Unaudited) and June 30, 1997                               4

            Schedule of Investments (Unaudited), March 31, 1998          5-6

            Schedule of Investments June 30, 1997                        7-8

            Statements of Operations (Unaudited) for the Three
            And Nine Months Ended March 31, 1998 and 1997                  9

            Statements of Cash Flows (Unaudited) for the Nine
            Months Ended March 31, 1998 and 1997                          10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             13

Item 2.     Changes in Securities                                         13

Item 3.     Defaults Upon Senior Securities                               13

Item 4.     Submission of Matters to a Vote of Security Holders           13

Item 5.     Other Information                                             13

Item 6.     Exhibits and Reports on Form 8-K                              13

            Signature Page                                                14

                                 Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1997.


                                            Enercorp, Inc.
                         Statements of Assets and Liabilities
                                     (Unaudited)
                                                             March 31,      June 30,
ASSETS                                                         1998           1997
                                                            ------------   ------------

    Investments, at fair value, cost of $1,684,888 and
      $1,623,388 at March 31, 1998 and June 30, 1997          4,590,780  $   4,287,148
    Cash                                                            399             99
    Accounts receivable - related parties                            -0-         2,985
    Accrued interest receivable - net of allowance for
      uncollectible interest receivable of $14,302 and $12,477
      at March 31, 1998 and June 30, 1997, respectively          14,242         18,273
    Note receivable - related parties, net of allowance for
      uncollectible notes receivable of $23,147 at
      March 31, 1998 and June 30, 1997                          207,715        207,715
    Furniture and fixtures, net of accumulated depreciation
      of $6,008 and $4,747 at March 31, 1998 and
      June 30, 1997, respectively                                 2,927          4,189
    Other assets                                                  1,311          3,693
                                                            ------------   ------------
                                                              4,817,374  $   4,524,102
                                                            ============   ============

LIABILITIES AND NET ASSETS

Liabilities
    Note payable - bank                                       2,013,549  $   1,712,900
    Accounts payable and accrued liabilities                     28,106         51,238
    Deferred tax liability                                      402,000        395,000
                                                            ------------   ------------
                                                              2,443,655      2,159,138
                                                            ------------   ------------
Net assets
    Common stock, no par value: 10,000,000 shares
      authorized, 590,897 shares issued and outstanding
      March 31, 1998 and June 30, 1997                        1,468,251      1,468,251

    Preferred stock, no par value:  1,000,000 shares
      authorized, -0- issued and outstanding                         -0-            -0-

    Accumulated deficit                                      (1,012,426)      (861,049)

    Unrealized net gain on investments, net of deferred
      income taxes of $988,000 and $906,000 at
      March 31, 1998 and June 30, 1997, respectively          1,917,894      1,757,762
                                                            ------------   ------------
                                                              2,373,719      2,364,964
                                                            ------------   ------------
                                                              4,817,374  $   4,524,102
                                                            ============   ============



                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                              March 31, 1998

                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business           Date    Resale       Shares Owned     Equity       Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product
                                        Development                                                1,751  $          - $          2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensor                   (e)                400,000        60,000      967,500
                                     and control systems                      (e)                850,000       127,500    2,055,938
                                                                              (e)                330,000       412,500      798,188
                                                                              (e)                 30,000       108,750       72,563
                                                                              (e)                 50,000       125,000      120,938
                                                                              (b)(e)11/8/98      150,000        61,500      342,656

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer     (e)              1,764,706       600,000      198,529
                                                                              (e)                100,000        37,500       11,250

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        6,750

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*        Manufacturer of sensors         08/04/99 (c)               25,000             -            -
                                     and control systems             05/03/00 (c)               25,000             -            -
                                                                     09/13/99 (c)               50,000             -        2,656
                                                                                                           -----------  -----------

                                                                                                             1,659,227    4,585,969



                        See notes to financial statements

                                 5                                  (Continued)

                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                              March 31, 1998




                                                                              Restrictions Number           Cost
                                                                  Expiration  as to        of               and/or       Fair
                                                                    Date      Resale       Shares Owned     Equity       Value
                   Company           Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Vitro Diagnostics               Holding Company                                          10,000,000         5,000            -
     Immune Response, Inc.           Diagnostic Test Kits                                            300         1,500           20
     Proconnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  -----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,810
                                                                                                            -----------  -----------
                                     Total - ALL COMPANIES                                               $   1,684,888 $  4,590,779
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




                        See notes to financial statements



                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                              June 30, 1997

                                                                              Restrictions Number           Cost
                                                                   Expiration as to        of               and/or       Fair
               Company               Description of Business          Date    Resale       Shares Owned     Equity       Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development                             1,751 $           - $          2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensors, controls        (f)                400,000        60,000      866,160
                                     and communication systems                (f)                850,000       127,500    1,840,590
                                                                              (f)                330,000       412,500      714,582
                                                                              (b)  5/97 (f)       30,000       108,750       57,744
                                                                              (b) 10/97 (f)       50,000       125,000       96,240

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                      1,764,706       600,000      397,059
                                                                              (b) 12/96          100,000        37,500       22,500

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        9,000

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*      Manufacturer of sensors, controls 11/08/97 (c)              150,000             -      269,460
                                   and communication systems         08/04/99 (c)(e)              25,000             -            -
                                                                     05/03/00 (c)               25,000             -            -
                                                                     09/13/99 (c)               50,000             -            -
                                                                                                            -----------  -----------
                                                                                                             1,597,727    4,282,337



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





                        See notes to financial statements

                                                                          Enercorp, Inc.
                                                                      Statements of Operations
                                                                          (Unaudited)
                                                        For the Three Months        For the Nine Months
                                                            Ended March 31               Ended March 31
                                                      ---------------------------- ----------------------------
                                                          1998           1997          1998           1997
                                                       ------------   ------------  ------------   ------------
REVENUES
    Interest income                                             -0-           799            -0- $       2,440
    Interest income from related entities                    5,484          4,562        16,696          9,377
    Consulting fees from related companies                      -0-           224            -0-         1,788
    Net realized gain on sale of investments                    -0-             0            -0-       216,000
    Dividend income from affiliated company                     -0-             0            -0-         1,000
                                                       ------------   ------------  ------------   ------------
                                                             5,484          5,585        16,696        230,605
                                                       ------------   ------------  ------------   ------------
EXPENSES
    Salaries - officer                                      25,375         25,375        65,250        100,250
    Staff salaries                                              -0-            -0-           -0-        20,332
    Legal, accounting and other professional fees            1,720            457        12,456          6,470
    Interest expense - other                                45,813         40,707       133,352        119,507
    Bad debt expense                                           599            600         1,825          1,827
    Other general and administrative expenses               12,946         15,276        30,191         40,288
                                                       ------------  ------------   ------------   ------------
                                                            86,453         82,415       243,073        288,674
                                                       ------------   ------------  ------------   ------------

    Net income (loss) from operations before taxes         (80,969)       (76,830)     (226,377)       (58,069)
    Income taxes                                            27,000         26,000        75,000         19,000
                                                       ------------   ------------  ------------   ------------

    Net income (loss) from operations after taxes          (53,969)       (50,830)     (151,377)       (39,069)
                                                       ------------   ------------  ------------   ------------

    Net unrealized gain (loss) on investments before taxes 293,443        651,560       242,132        277,471
    Income taxes                                          (100,000)      (222,000)      (82,000)       (95,000)
                                                       ------------   ------------  ------------   ------------

    Net unrealized gain (loss) on investment after taxes   193,443        429,560       160,132        182,471
                                                       ------------   ------------  ------------   ------------

    Increase (decrease) in net assets                      139,474        378,730         8,755        143,402
                                                       ============   ============  ============   ============

    Increase in net assets per share                          0.24           0.64          0.01           0.24
                                                       ============   ============  ============   ============

                                                      9

                                 Enercorp, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                For the Nine Months
                                                                  Ended March 31,
                                                             ---------------------------
                                                                1998           1997
                                                             ------------   ------------
Cash flows from operating activities:
      Increase (decrease) in net assets                            8,755        143,402
                                                             ------------   ------------

Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                 1,262          1,557
      Bad debt provision on notes receivable
        and interest net of write offs                             1,825          1,827
      Gain on sale of investments                                     -0-      (216,000)
      Loss on sale of fixed assets                                    -0-           777
      (Increase) decrease in unrealized gain on investments     (242,132)      (277,471)
      (Increase) decrease in accounts receivable - related party   2,985        122,015
      (Increase) in interest receivable                            2,206        (11,810)
      Decrease in other assets                                     2,382         10,853
      (Decrease) in accounts payable and accrued expenses        (23,132)        23,359
      (Decrease) in deferred taxes                                 7,000         76,000
                                                             ------------   ------------
      Total adjustments                                         (247,604)      (268,893)
                                                             ------------   ------------
Net cash (used) by operating activities                         (238,849)      (125,491)
                                                             ------------   ------------

Cash flows from investing activities:
      Purchase of investments                                    (61,500)      (125,000)
      Proceed from sale of investments                                -0-       250,000
      Issuance of notes receivable                                    -0-      (200,000)
      Purchase of furniture and fixtures                              -0-        (3,414)
                                                             ------------   ------------
Net cash provided by investing activities                        (61,500)       (78,414)
                                                             ------------   ------------

Cash flows from financing activities:
      Payments to notes payable                                       -0-            -0-
      Proceeds from notes payable                                300,649        203,729
                                                             ------------   ------------
Net cash provided by financing activities                        300,649        203,729
                                                             ------------   ------------

Increase in cash                                                     300           (176)

Cash, beginning of period                                             99            495
                                                             ------------   ------------

Cash, end of period                                                  399            319
                                                             ============   ============

Supplemental disclosures of cash flow information:
      Interest paid                                              133,352         72,051
                                                             ============   ============

Item 2.  Management's Discussion and Analysis of Financial Condition and

             Results of Operations.

        Material Changes in Financial Condition:

        Net assets increased by $139,474 during the third quarter ended March 31, 1998. This compares to an increase in net assets of $378,730 during the third quarter ended March 31, 1997. The Registrant's largest investee, Williams Controls, Inc. ("Williams"), increased in fair market value at March 31, 1998 as compared to June 30, 1997. Williams represents approximately 95% of the Registrant's investments (at fair market value). This was offset by a decline in the value of the Registrant's investment in Ajay Sports, Inc. ("Ajay").


        In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime with Comerica Bank ("Comerica"), replacing the NBD loan. The collateral for the line of credit is all of the shares of Williams Controls common stock owned by the Registrant (1,810,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant (1,864,706). Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan expires in July, 1998 and the Registrant is currently in discussions with Comerica to extend the due date and/or increase the credit line. The balance of the Registrant's note payable to Comerica as of March 31, 1998 was $2,013,549.

        On September 27, 1996 the Registrant loaned Ajay $200,000 for working capital. This loan was a 90 day note with an interest rate of prime plus 1%. In December 1996, the Registrant changed this note to a demand note. In July 1997, Ajay entered into a new loan agreement with Wells Fargo Bank. One of the conditions of the loan was that any outstanding loans to Ajay made by the Registrant be subordinated to the position of Wells Fargo Bank. As such, the Registrant signed a Subordination Agreement with Wells Fargo Bank at the time of closing of Ajay's loan with Wells Fargo Bank. The subordination conditions can only be removed and the $200,000 loan from the Registrant to Ajay can only be repaid if certain financial and operating conditions are met. The balance of this note at March 31, 1998 was $200,000. The accrued interest on the note at March 31, 1998 was $9,474.

        In November 1997, the Registrant exercised 150,000 stock options of Williams Controls, Inc. for common stock at $.41 per share, or a total of $61,500.


        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At March 31, 1998 the Registrant's borrowing availability against the Comerica line of credit was $236,451. The Registrant has several options for continued cash flow including selling some shares of Ajay or Williams common stock or raising additional capital.

        Material Changes in Results of Operations:

        The Registrant's revenues were $5,484 and $5,585 for third quarter ended March 31, 1998 and 1997, respectively.

        The Registrant recorded an unrealized gain on investments of $193,443 for the nine month period ended March 31, 1998 compared to a gain of $429,560 for the nine month period ended March 31, 1997. This is mainly due to the decrease in fair market value of the Registrant's investment in Williams.

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

        None



Item 3.   Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

        None

Item 5.   Other Information

        On May 8, 1998, the Registrant issued a press release reporting a Form 13-D filing by Charles Maginnis, an individual investor that accumulated a 5.9% stake of the Registrant's common stock.


Item 6.   Exhibits and Reports on Form 8-K

        On February 13, 1998, the Registrant filed an 8-K with the Securities & Exchange Commission. On February 2, 1998, the Registrant received a notice from the Nasdaq Stock Market, Inc. that it may be delisted from the Nasdaq Smallcap Market unless it meets certain new continued listing requirements that were effective February 23, 1998. On March 6, 1998, the Registrant filed its proposal to Nasdaq related to how it will cure the deficiencies. The Registrant has not yet received a response from Nasdaq.

        Exhibit 27 Financial Data Schedule

                                 Enercorp, Inc.

                                    Form 10-Q

                   For the Third Quarter Ended March 31, 1998

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.



                                  (Registrant)


                               BY s\Robert R. Hebard
                                  ------------------------------------
                                  Robert R. Hebard
                                  President and Chief Financial Officer


Date:  May 14, 1998