Form 10-K
period 1998-06-30
ENERCORP INC
filed 1998-10-13
CIK 313116

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                         FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

            FOR THE FISCAL YEAR ENDED:    June 30, 1998
                                            OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------    ------------
                         Commission File Number: 0-9083
                                                --------
                                 Enercorp, Inc.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)
Colorado                                                              84-0768802
-------------------------------                               ------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                                Identification
                                                              Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                                  48322
---------------------------------------                               ----------
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

      As of September 30, 1998, there were 590,897 shares of common stock outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Registrant) held by non-affiliates was approximately $1,683,165.

                                 Enercorp, Inc.
                Form 10-K Filing for the Year Ended June 30, 1998

                                      INDEX

                                                                        PAGE
                                                                        -----
PART I

      Item 1.  Business                                                 3-12
      Item 2.  Properties                                                 13
      Item 3.  Legal Proceedings                                          13
      Item 4.  Submission of Matters to a Vote of Security Holders        13

PART II

      Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters                                    13-14
      Item 6.  Selected Financial Data                                    15
      Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    16-17
      Item 8.  Financial Statements and Supplementary Data                17
      Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                       17

PART III

      Item 10. Directors and Executive Officers of the Registrant      18-19
      Item 11. Executive Compensation                                  19-20
      Item 12. Security Ownership of Certain Beneficial Owners and
                Management                                             20-22
      Item 13. Certain Relationships and Related Transactions             22

PART IV

      Item 14. Exhibits, Financial Statement Schedules and Reports
                of Form 8-K                                            23-24

SIGNATURES                                                                25

                                 Enercorp, Inc.

                                    FORM 10-K

                                     PART 1
                                     ------

Item 1.     Business

      (a)   General Development of Business
            -------------------------------

      (a)(1) Enercorp, Inc. (the "Registrant" or "Company") is a closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Registrant was incorporated under the laws of the State of Colorado on June 30, 1978. The Registrant elected to become a Business Development Company under the Investment Company Act on June 30, 1982. A Business Development Company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. The Registrant presently has two investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act. (See "Regulation-Business
Development Companies" below). The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies which, in its opinion, would have a significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

      In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime by Comerica Bank ("Comerica"), replacing the previous $2,000,000 loan with NBD Bank ("NBD"). The collateral for the line of credit was all of the shares of Williams Controls common stock owned by the Registrant at the time (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant at the time (1,864,706). Borrowing was limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan was scheduled to expire in July, 1998. In June 1998, the loan limit was increased to $2,500,000 and renewed on the same basic remaining terms as were present in the original loan. The balance of the Registrant's note payable to Comerica as of September 30, 1998 was $2,121,749 and the balances of the Registrant's Notes Payable-Bank at June 30, 1998 and 1997 were $2,081,749 and $1,712,900, respectively.

      In July 1998, Ajay entered into a new loan agreement with Wells Fargo Bank. One of the conditions of the loan was that Williams would make additional loans to Ajay and that Williams would assume responsibility for repaying the $200,000 note receivable that the Registrant had from Ajay. In return, Williams received shares in a new preferred stock issue of Ajay. On July 1, 1998, the Registrant and Williams signed an agreement under which Williams would issue 42,329 shares of its common stock to the Registrant and issue a note payable to the Registrant in the amount of $100,000, as payment in full for the $200,000 note originally due to the Registrant from Ajay. The balance of the original
note  from  Ajay  at  June  30,  1998  and  1997  was  $200,000  and   $200,000,
respectively. The balance of the note receivable from Williams, which replaced the note receivable from Ajay, was $100,000 as of September 30, 1998.

      On August  25,  1997,  the  Midwest  Regional  Office  (the  "MRO") of the
Securities and Exchange Commission (the "SEC") began an examination of the Registrant's books and records. The field work portion of the examination was completed on August 29, 1997. On October 23, 1997, upon completion of the MRO's review, the Registrant received a letter from the MRO outlining the results of its examination and deficiencies that the MRO cited in the books and records of the Registrant. On November 21, 1997, the Registrant sent its response to the MRO stating the actions it had taken or would be taking in order to comply with the matters cited in the MRO's letter of October. Based on this response, the Registrant believes that it has complied with the requests of the MRO on all matters discussed in the examination.

      During the fiscal year ended June 30, 1998, the Registrant was not involved in any bankruptcy, receivership, or similar proceedings. During that period, the Registrant did not undergo any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets. During the period, the Registrant did not experience any material changes in the mode of conducting its business.

      (a)(2)      Not Applicable.

      (b)   Financial Information About Industry Segments
            ---------------------------------------------

      Not Applicable

      (c)   Narrative Description of Business
            ---------------------------------

      Introduction
      ------------

      (c)(1)(i) The Registrant is a closed-end, non-diversified investment company under the Investment Company Act and has elected to become a Business Development Company under the Investment Company Act. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. There can be no assurance that this objective will be realized. The Registrant's investment decisions are made by its management in accordance with policies approved by its Board of Directors. The Registrant is not a registered investment advisor nor does it operate pursuant to a written investment advisory agreement that must be approved periodically by stockholders. The Registrant relies solely upon its management, particularly its officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions.

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

      Business development is by nature a high-risk activity that can result in substantial losses. The companies in which the Registrant invests and will invest, especially in the early stages of an investment, often lack effective management, face operating problems and incur substantial losses. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of management, be managed ineffectively and have the potential for substantial growth or for reorganization into separate independent companies.

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

Investment Policies
-------------------

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

      The Registrant has no fixed policy as to business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant has in the past and may continue to invest in assets that are not qualifying assets under Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 1998, and the Registrant does not intend to fall below the 70% requirement as set forth in
Section 55.

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

Valuation-Policy Guidelines
---------------------------

      The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with their approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

      There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term work-out value nor an immediate liquidation value is used, and no increment of value is included for changes which may take place in the future. The Registrant's largest investee, Williams, represents over 90% of the total value of the Registrant's investment portfolio and is valued by the Public Market Method, subject to the judgment of the Board of Directors, except for valuing the majority of the warrants held by the Registrant, which are valued under the Appraisal Method and using the best judgment of the Board of Directors. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board may hold officer or director positions with some of the Company's investee companies. No such positions held by the Registrant's board or officers exceed 5% of the investee company's outstanding securities.

      Valuations assume that in the ordinary course of its business the Registrant will eventually sell its position in the public market or may distribute its larger positions to its stockholders. Accordingly, no premiums are placed on investments to reflect the ability of the Registrant to sell block positions or control of companies, either by itself or in conjunction with other investors.

      The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress usually requires changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at total value. The Company believes that a mixture of valuation methods is often essential to represent fairly the value of the Registrant's investment position in an investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company. In various instances of valuation, the Board of Directors of the Registrant may modify the valuation methods mentioned below based on their best judgment of the particular situation.

      The Cost Method: values an investment based on its original cost to the Company, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Company. While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements. All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment warrant a change to another method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

      The Appraisal Method: is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the Cost Method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing them to similar public companies. Liquidation value may be used when an investee is performing substantially below plan and its continuation as an operating entity is in doubt. Senior securities are discounted at a rate to yield 15% to 40% to projected maturity. Depending on the relative uncertainty of the timing of ultimate collection, 15% is used for relatively predictable positions, and 40% for less predictable positions. Under the Appraisal Method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

      An Appraisal Method value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: (1) a marketing plan, (2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the company. Valuations under the Appraisal Method are considered to be more subjective than the Cost, Public Market or Private Market Methods.

      The Private Market Method: uses third-party transactions (actual or proposed) in the investee's securities as the basis for valuation. This method is considered to be an objective measure of value since it depends upon the judgment of a sophisticated, independent investor. Actual firm offers are used as well as historical transactions, provided that any offer used was seriously considered and well documented.

      The Public Market Method: is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, the Registrant examines the trading volumes, the number of stockholders and the number of market makers. Under the Public Market Method, as well as under the other valuation methods, the Registrant may discount investment positions that are subject to significant legal, contractual or practical restrictions. When an investee's securities are valued under the Public Market Method, common stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value of the underlying common stock. Although the Registrant believes that a public market could be created for the options and warrants of certain of its investees, thereby possibly increasing the value of these rights above their arbitrage value, the Registrant does not reflect this possibility in its valuation.

Regulation - Business Development Companies
-------------------------------------------

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

      The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies;
(4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of June 30, 1998, at least 95% of its assets would be considered qualifying assets.

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

      The Registrant may issue, in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to those persons for the exercise thereof) in connection with an executive compensation plan if certain conditions are met. These conditions include the authorization of such issuance by a majority of the Registrant's voting securities (as defined below) and the approval by a majority of the independent members of the Board of Directors and by a majority of the directors who have no financial interest in the transaction. The issuance of options, warrants or rights to directors who are not also officers requires the prior approval of the SEC.

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

      Finally, notwithstanding restrictions imposed under federal securities laws, it is anticipated that the Registrant will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Registrant's ability to distribute, sell or transfer such securities. And as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for the securities. Economic conditions may also make the price and terms of a sale or transfer unattractive.

Other Securities Law Considerations
-----------------------------------

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

Federal Income Tax Matters
--------------------------

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

Future Distributions
--------------------

      The Registrant does not currently intend to pay cash dividends. The Registrant's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when the Registrant's Board of Directors deems such distributions appropriate. Because the Registrant does not intend to make cash distributions, stockholders would need to sell securities distributed in-kind, when and if distributed, in order to realize a return on their investment.

      An in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Registrant's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Registrant may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of the Registrant's assets. It is possible that the Registrant may make an in-kind distribution of securities which have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. To date, no such distributions have been made.

Managerial Assistance
---------------------

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

      (c)(1)(vi)        Not applicable

      (c)(1)(vii)       Not applicable

      (c)(1)(viii)      Not applicable

      (c)(1)(ix)        Not applicable

      (c)(1)(x) The Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom arelarger than the Registrant and have significantly larger net worths, financial and personnel resources than the Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

      (c)(1)(xi) During the last four fiscal years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

      (c)(1)(xii) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

      (c)(1)(xiii)      As of  September  30,  1998  the  Registrant  had  one
employee, who is also an officer of the Company.

      (d)   Financial Information About Foreign and Domestic Operations and
            ---------------------------------------------------------------
            Export Sales
            ------------

      The Registrant is not engaged in foreign operations.

Item 2.     Properties

      Prior to March 15, 1997, the Registrant had rented approximately 672 square feet of office space at a rate it considered to be current market rates. On March 15, 1997, the Registrant entered into a lease of space with a stockholder of the Registrant, in which the Registrant occupies an office and common area and shares secretarial and accounting services, paying a rate of $515 per month for such space. The Registrant believes that the rate paid for this space represents current market rates.

Item 3.     Legal Proceedings

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

                                     PART II
                                     -------

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      (a)   Market Information
            ------------------

      The Registrant began trading on the Nasdaq SmallCap Market on April 11, 1996 under the stock symbol ENCP. Prior to this the principal market in which the Registrant's common stock was traded was the Over-The-Counter (OTC) market. On Thursday, September 17, 1998, after the stock market closed, the Registrant was notified by the Nasdaq Stock Market, Inc. that the Registrant's common stock no longer met the minimum public float share requirement for continued listing on the Nasdaq SmallCap Market, was no longer eligible to trade on the SmallCap Market, and was now eligible to trade on the OTC Bulletin Board beginning September 18, 1998.

      At the request of Nasdaq, and as a condition of an exception granted by them to the Registrant on July 28, 1998, Enercorp filed a Form 8-K report on August 14, 1998. This report stated that the Registrant met all Nasdaq continued listing requirements, including the requirement that it have a minimum of 500,000 shares in the public float, reporting that it had 517,897 shares in the public float as the result of a change in ownership by a principal stockholder of the Registrant. In the absence of any NASD regulations as a guide, the Registrant believed that it had complied with the relevant SEC rules, had informed Nasdaq of this position, and was awaiting a response to its correspondence when the Nasdaq delisting notice was delivered to the Registrant. The Registrant believes that during this process it has complied with all Nasdaq requirements and requests, and has filed an appeal with Nasdaq to attempt to have its common stock reinstated as eligible to trade on the SmallCap Market. There is no assurance that the Registrant will be successful in an appeal, which is scheduled to be heard by a Nasdaq Hearings Panel in January 1999. During the appeal process, the Registrant's common stock will continue to be eligible to trade under the symbol "ENCP" on the OTC Bulletin Board.

On April 11, 1996, the Registrant began trading on the Nasdaq SmallCap Market, and continued to do so through September 17, 1998, at which time the Registrant began to be eligible to trade on the OTC Bulletin Board. The range of high and low bid closing quotations for the Registrant for the last two fiscal years is as follows:

                                         HIGH                     LOW
                                         -----                    ----
      Fiscal 1997
      -----------
      September 30, 1996                   $2.75                   $1.88
      December 31, 1996                    $1.88                   $1.88
      March 31, 1997                       $2.50                   $1.50
      June 30, 1997                        $2.50                   $1.50

      Fiscal 1998
      -----------
      September 30, 1997                   $1.50                   $1.50
      December 31, 1997                    $2.25                   $1.50
      March 31, 1998                       $2.69                   $1.31
      June 30, 1998                        $5.25                   $2.50


       (b)  Holders
            -------

      The approximate number of record holders of the Registrant's common stock on June 30, 1998 was 1,408, and as of October 8, 1998, the number of the Registrant's recordholders was 1,394. This amount does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

      (c)   Dividends
            ---------

      The Registrant has paid no dividends on its common stock within the past four years, and has no intention to pay cash dividends in the future.

Item 6.     Selected Financial Data
                                            June 30,
                 -----------------------------------------------------------
                      1998        1997        1996        1995        1994
Total assets       $4,776,505 $4,524,102 $ 4,123,756  $6,507,903  $4,732,185

Total liabilities  $2,471,488 $2,159,138 $ 1,820,866  $2,588,871  $1,326,195
                   ---------- ----------  ----------  ----------  -----------

Net assets         $2,305,017 $2,364,964 $ 2,302,890  $3,919,032  $3,405,990
                   ==========  ==========  ==========  ==========  ==========

Realized gain (loss)
  on investments   $       -0-$  216,000 $   269,410  $   18,914  $  398,355

Total revenues     $   47,241 $  236,643 $   490,338  $  162,539  $  441,634
Total expenses     $  324,901 $  369,088 $   367,489  $  773,905  $  527,539

Net income (loss)
  from operations  $ (277,660)$ (132,444)$   122,849  $ (611,366) $  (85,905)

Unrealized gain (loss)
  on investments   $  189,713  $ 229,517 $(2,569,991) $1,419,408  $2,127,201

Increase (decrease)
 in net assets before cumulative
 effect of income tax
 accounting change $  (59,947) $  62,074 $(1,616,142) $  513,042  $1,384,296
                    ========== ========= ============ =========== ===========

Increase (decrease)
 in net assets
 resulting from
 operations        $  (59,947)  $ 62,074 $(1,616,142)  $ 513,042  $1,384,296
                   ===========  ======== ============ ========== ============


                                                       June 30,
                                 ---------------------------------------------
                                 1998      1997      1996     1995      1994
*Increase (decrease) in net assets
 per sharebefore income taxes and
 cumulative effectof income tax
 and accounting change           $ .32    $ .39    $(4.14)   $1.37     $3.45
                                 =====    =====    =======   =====     =====

*Increase (decrease) in net assets
 per share before cumulative effect
 of income tax accounting change $(.10)   $ .11    $(2.74)   $ .87     $2.34
                                 ======  =======   =======   =====     =====

*Increase (decrease) in net assets
 per share resulting from
 operations                      $(.10)   $ .11    $(2.74)   $ .87     $2.34
                                 ======   =====    =======   =====     =====

*Weighted average number of
  shares outstanding           590,897  590,897   590,897  590,897   590,897
                               =======  =======   =======  =======   =======

*Prior period numbers for shares outstanding and increase (decrease) per share are restated to reflect the 1-for-75 reverse stock split approved on December 12, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity. In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime by Comerica Bank ("Comerica"), replacing the previous $2,000,000 loan with NBD Bank ("NBD"). The collateral for the line of credit was all of the shares of Williams Controls common stock owned by the Registrant at the time (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant at the time (1,864,706). Borrowing was limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan was scheduled to expire in July, 1998. In June 1998, the loan limit was increased to $2,500,000 and renewed on the same basic remaining terms as were present in the original loan. The balance of the Registrant's note payable to Comerica as of September 30, 1998 was $2,121,749 and the balances of the Registrant's Notes Payable-Bank at June 30, 1998 and 1997 were $2,081,749 and $1,712,900, respectively.

Currently, the Registrant's investment activity is limited by its working capital. Capital required for the Registrant's investment activities is expected to be generated from borrowing against their credit line, the sale of portfolio securities or from additional offerings of the Registrant's common stock, of which there can be no assurance. The ability of the Registrant to liquidate portfolio stock is dependent on market conditions over which the Registrant has no control. The Registrant had no material commitments for capital expenditures as of June 30, 1998.

Working capital at June 30, 1998 was $2,667,423 as compared to $2,752,082 at June 30, 1997. The decrease in working capital from 1997 to 1998 was mainly due to the change in the value of the Registrant's investment portfolio. For the years ended June 30, 1998, 1997 and 1996 the Registrant's cash flow was dependent primarily upon proceeds from the sale of investee shares and advances from the Registrant's bank lines of credit. On November 8 ,1997 the Registrant exercised 150,000 stock options of Williams Controls, Inc. into 150,000 shares of common stock. In March 1998, the Registrant received 50,000 options to purchase Williams Controls, Inc. common stock at $2.44 per shares for management services the Registrant provided to Williams Controls, Inc.

The Registrant's liquidity (ability to mobilize cash) is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds.

The Registrant's largest investee company, Williams, is a publicly held company in which the Registrant owns common stock, common stock warrants and options. Williams, through its subsidiary companies, manufactures and markets sensors, controls and communication systems serving the transportation, agriculture and communications industries. Management of the Registrant devoted time and resources to providing significant managerial assistance to Williams and its subsidiaries during the year ended June 30, 1998.

The Registrant's second largest investee is Ajay. Ajay is a manufacturer and distributor of golf bags, carts and accessories, and casual outdoor furniture. The Registrant's president is a director and the corporate secretary of Ajay. Management of the Registrant devoted time and resources to providing significant managerial assistance to Ajay and its subsidiaries during the year ended June 30, 1998.

On July 1, 1998, the Registrant and Williams signed an agreement under which Williams would issue 42,329 shares of its common stock to the Registrant and issue a note payable to the Registrant in the amount of $100,000, as payment in full for the $200,000 note originally due to the Registrant from Ajay. The balance of the original note from Ajay at June 30, 1998 and 1997 was $200,000 and $200,000, respectively. The balance of the note receivable from Williams, which replaced the note receivable from Ajay, was $100,000 as of September 30, 1998.

The Company does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to be completed prior to December 31, 1998. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram ,replace or test each of them.

The Registrant does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Registrant has initiated replacement of the Registrant's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to completed prior to December 31, 1998. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace or test each of them.

      Results of Operations. The Company had total revenues of $47,241 for the fiscal year ended June 30, 1998 as compared to $236,643 during fiscal year ended June 30, 1997 and $490,338 during the fiscal year ended June 30, 1996. The $189,402 decrease from fiscal year June 30, 1997 to June 30, 1998 was due mainly to the fiscal 1997 amount of $216,000 in the net realized gain on the sale of investments offset by an increase of $23,212 in consulting fees from related companies in 1998. The revenue decrease from fiscal year 1996 to 1997 was due mainly to a lower net realized gain on sale of investments of $53,410 and an increase in consulting fees from related companies of $165,950 in 1997. Total assets for the fiscal year ending June 30, 1998 were $4,776,505, an aggregate increase of $252,403 over the total assets at June 30, 1997 which were $4,524,102. The changes in total assets at June 30, 1998 versus June 30, 1997 were mainly the result of changes in the value of Registrant's ownership in its largest investee, Williams.

      For the year ended June 30, 1998 the Registrant had a net loss from operations of $277,660 compared to a net loss from operations of $132,444 for the year ended June 30, 1997 and a net income from operations of $122,849 for the year ended June 30, 1996. The $145,216 decline from 1997 to 1998 was due to the decrease in net realized gain on sale of investments offset by the decrease in staff salary expense. The $255,293 decline from 1996 to 1997 was due to a decrease in net realized gain on sale of investments and a decrease in consulting fees. The Registrant recorded an unrealized gain on investments of $189,713 for the fiscal year ended June 30, 1998 as compared to a unrealized gain on investments of $229,517 for the fiscal year ended June 30, 1997 and an unrealized loss on investments of $2,569,991 for the fiscal year ended June 30, 1996. The change in the unrealized gain for the years indicated is largely the result of the change in the market value of the Registrant's largest investee, Williams.

Item 8.     Financial Statements and Supplementary Data

      Financial statements and supporting schedules reporting supplementary financial information are attached hereto and are listed in Item 14 of Part IV of this Form 10-K.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant

      (a)(b)      Identification of Directors and Executive Officers
                  --------------------------------------------------

                                                                 Commencement
                                                                 date of service
                                                                 as officer
                                                                  and/or
Name                          Position with Company         Age      director
--------------                ---------------------         ---      --------

Robert R. Hebard              Chairman of the Board,        45        6/29/93
                              Chief Executive Officer,
                              President, Treasurer
                              & Director

Carl W. Forsythe              Director                      41        6/28/93

H. Samuel Greenawalt          Director                      69        6/28/93

      No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to any such office or position. All the officers and directors were elected at the last annual meeting of the stockholders of Enercorp to serve one-year terms or until the next election of directors at an annual meeting.

      (c)   Significant Employees
            ---------------------

      Not applicable

      (d)   Family Relationships
            --------------------

      None

      (e)   Business Experience
            -------------------

      Robert R. Hebard has served as Chairman of the Board, Chief Executive Officer, President, Treasurer and Director of the Registrant since June 29, 1993. After receiving a Bachelors Degree in Marketing/Management from Cornell University in 1975, Mr. Hebard held various marketing/product management positions with Goldome Bank, a $10 billion S & L in Buffalo, N.Y. While there, he received an MBA in 1982 from Canisius College. Mr. Hebard joined Comerica Bank, Detroit, Michigan in September 1982 as Business Development Manager - Executives and Professionals. In July 1984 he left Comerica to become Vice President of Marketing for U.S. Mutual Financial Corporation, then returned to Comerica in January 1985 as Vice President/Group Product Manager for Consumer Deposits. In June 1986 he was named First Vice President/Director of Product Management for Comerica and in February 1992 was named Director of Retail Marketing for the merged Comerica/Manufacturers Bank. He was a Director of Kimbro Imaging Systems, Inc. from November 1994 to August 1995. Mr. Hebard also serves as Vice President of Woodward Partners, Inc., a real estate development company in suburban Detroit, Michigan. Mr. Hebard also has served as a Director of Ajay Sports, Inc. since June 1989, and as Ajay's Secretary since September 1990.

      Carl W. Forsythe has served as Director of the Registrant since June 28, 1993. Mr. Forsythe received a Master of Business Administration degree from Cornell University in 1982 and a Bachelor of Arts degree from Columbia University in 1979. From 1982 through 1984, Mr. Forsythe worked in Sales
Operations for the Ford Motor Company. From 1985 to 1989, he was a Group Manager-Personal Banking and Manager-Installment Loans for Comerica Bank. From 1989 to 1990, Mr. Forsythe was Senior Vice President of Retail Banking for Michigan National Bank. From 1990 through July 1994, Mr. Forsythe was Executive Vice President of First Gibraltar Bank and First Madison Bank. From August 1994 to December 1995, he was Senior Vice President-Chief Retail Officer for Banc One-Ohio Corporation. From January 1996 to the present he has been Executive Vice President of Retail Banking and Marketing for Home Savings of America.

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


      (f)   Involvement in Certain Legal Proceedings
            ----------------------------------------

      None

      (g)   Promoters and Control Persons
            -----------------------------

      Not applicable

      (h)   Compliance with Section 16(a) of the Securities Exchange Act of
            ---------------------------------------------------------------
            1934 (the "Exchange Act")
            -------------------------

      Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of the Registrant's stock to file initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in ownership on Form 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required under the regulations related to Section 16 to furnish the Registrant with a copy of each report filed.

      Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 1998, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and filed timely.

Item 11.    Executive Compensation

      (b)   Summary Table
            -------------

      During fiscal year ended June 30, 1998, the Registrant paid $87,000 to its Chief Executive Officer.

      (c)   Option/SAR Grant Table
            ----------------------

      Not applicable

      (d)   Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR
            ---------------------------------------------------------------
            Value Table
            -----------

      11,357 stock options were outstanding at June 30, 1998.

      (e)   Long-Term Incentive Plan ("LTIP") Awards Table
            ----------------------------------------------

      The Registrant has no LTIP's.

      (f)   Defined Benefit or Actuarial Plan Disclosure
            --------------------------------------------

      The Registrant has no defined benefit or actuarial plans.

      (g)   Compensation of Directors
            -------------------------

      The Registrant has an arrangement with its disinterested non-employee directors, wherein, each director is paid a fee of $500 for all regular and non-scheduled Board meetings.

      (h)   Employment Contracts and Termination of Employment and
            ------------------------------------------------------
            Change-in-Control Arrangements
            ------------------------------

      None

      (i)   Report or Repricing of Options/SARs
            -----------------------------------

      Not applicable

      (j)   Compensation Committee Interlocks and Insider Participation in
            --------------------------------------------------------------
            Compensation Decisions
            ----------------------

      Not applicable

      (k)   Board Compensation Committee Report on Executive Compensation
            -------------------------------------------------------------

      Not applicable

      (l)   Performance Graph
            -----------------

      Not applicable

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      (a)(b) Security Ownership of Certain Beneficial Owners and
             ---------------------------------------------------
             Security Ownership of   Management
             ----------------------------------

      Set forth below is information as to certain persons known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's directors and named executive officers, individually, and executive officers and directors as a group, as of September 15, 1998:

                                Amount and Nature
Name and Address of                  of Beneficial               Percent
 Beneficial Owner                     Ownership                 of Class
-------------------                  --------------             --------

Robert R. Hebard                           69,248                 11.5%
7001 Orchard Lake Road                   (1)(2)(3)
Suite 424
W. Bloomfield, MI 48322

H. Samuel Greenawalt                       14,333                  2.4%
27777 Inkster Road
Farmington Hills, MI 48333

Carl W. Forsythe                               -0-                   0%
4900 Rivergrade
Irwindale, CA  91706

Thomas W. Itin                             49,149                  8.3%
7001 Orchard Lake Road, Ste. 424            (4)(5)
W. Bloomfield, MI 48322

Charles Maginnis                           35,000                  5.9%
c/o Corporate Securities Group, Inc.
7600 Southland Blvd. Suite 101
Orlando, FL  32809

Executive officers and                     83,581                 13.9%
directors as a group                     (1)(2)(3)
(three persons)


      (1) Includes 15,467 shares owned by Mr. Hebard's spouse and 1,333 shares held in a custodian account under the Uniform
            Gifts to Minors Act for the benefit of Mr. Hebard's daughter. Mr. Hebard disclaims beneficial ownership of the 1,333 shares in the custodial account.

      (2) Includes 10,581 shares of common stock options currently exercisable or exercisable within 60 days from September 30, 1998.

      (3) Does not include 28,443 shares held in trust for Mr. Hebard's minor children. Mr. Hebard's mother-in-law is trustee of these trusts.

      (4)   Based upon  information  contained  in the  Schedule 13D and amendments thereto filed with the Securities and Exchange Commission. Includes shares held personally and through partnerships or other entities in which stockholder holds a beneficial interest. Mr. Itin is the father-in-law of the Registrant's president. Does not include shares held in various trusts for the benefit of Mr. Itin's minor grandchildren.

      (5)   Includes the following:

            Company                    Shares         Relationship to Mr. Itin
            -------                    ------         ------------------------

            LBO Capital                15,341         Chairman   &   principal
                                                      stockholder
            TICO                       16,000         Managing Partner
            SICO                        2,667         Partner
            First Equity Corporation    4,875         Spouse is President
            Thomas W. Itin IRA Trust    5,333         Trustee
            IOC, Inc. Profit Sharing
            Trust                       4,933         Trustee
                                       -------
                                        49,149
                                       =======

      No change in control of the Company has occurred since the beginning of the last fiscal year.

      The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions

      (d)(a)      Transactions with Management and Others
                  ---------------------------------------

      On November 8 ,1997 the Registrant exercised 150,000 stock options of Williams Controls, Inc. into 150,000 shares of common stock. In March 1998, the Registrant received 50,000 options to purchase Williams Controls, Inc. common stock at $2.44 per shares for management services rendered.

      (b)   Certain Business Relationships
            ------------------------------

      Not applicable

      (c)   Indebtedness of Management
            --------------------------

      None

      (d)   Transactions with Promoters
            ---------------------------

      Not applicable.

                                     PART IV

Item 14.          Exhibits, Financial Statements Schedules and Reports on
                  Form 8-K

      (a) The following documents are filed as part of this report immediately following the signature page, or are incorporated by reference

            (1)   Financial Statements

                  Independent Auditor's Report                             F-1

                  Statements of Assets and Liabilities,
                   June 30, 1998  and 1997                                 F-2

                  Schedule of Investments, June 30, 1998 and 1997    F-3 - F-6

                  Statements of Changes in Stockholders' Equity
                   for the Years Ended June 30, 1998 , 1997, and 1996      F-7

                  Statements of Operations for the Years Ended
                   June 30, 1998 , 1997, and 1996                          F-8

                  Statements of Cash Flows for the Years Ended
                   June 30, 1998 , 1997 and 1996                    F-9 - F-10

                  Notes to Financial Statements                    F-11 - F-15

            (2)   Financial Statement Schedules:
                        Amounts Receivable from Affiliated
                        Parties, Underwriters, Promoters,
                        and Employees Other than Related
                        Parties                                            S-1

                  Valuation and Qualifying Accounts and Reserves           S-2

            (3)   Exhibits:

                  3.1 Amended and Restated Articles of Incorporation as Filed with the Secretary of State, State of Colorado, April 2, 1996****

                  3.2         Bylaws*

                  10.1 Management Agreement between Enercorp, Inc. and Williams Controls, Inc. dated May 1, 1989**

                  10.2 Amendment to Management Agreement between Enercorp, Inc. and Williams Controls, Inc. dated September 11,1990***

                  10.3 Amendment 2 to Management Agreement between Enercorp, Inc. and Williams Controls, Inc. dated December 14, 1990***

                  10.4 Comerica Loan documents with Enercorp, Inc. dated July 30, 1997.*****

                  10.5 Amended Comerica Loan document with Enercorp, Inc. regarding increasein line of credit. FILED HEREWITH

                  20.1  Statement of Risk to Stockholders FILED HEREWITH

                  27    Financial Data Schedule FILED HEREWITH

-------------------
*Incorporated by reference from Exhibits 3.1 and 3.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 1981.

**Incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1989.

***Incorporated by reference from Exhibits 10.2 to 10.3 and 20.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1990.

**** Incorporated by reference from Exhibits 3.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1996.

***** Incorporated by reference from Exhibits 10.1 to 10.5 to the Registrant's Form 10-Q for quarter ending September 30, 1997.

      (b)   Reports on Form 8-K.

            A Form 8-K was filed on February 2 ,1998 regarding the Nasdaq plans to delist the Registrant from the Nasdaq Small Cap Market.

      (c)   Required exhibits are incorporated by reference.

      (d)   Financial statement schedules are attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ENERCORP, INC.
                                  (Registrant)


                                    By  S\Robert R. Hebard
                                      ------------------------------
                                    Robert R. Hebard, President

Date:     October 12, 1998
     ---------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     October 12, 1998                       S\Robert R. Hebard
     ---------------------                       --------------------------
                                                 Robert R. Hebard, Director
                                                (Principal Executive, Accounting
                                                 and Financial Officer)



Date:     October 12, 1998                       S\Carl W. Forsythe
     ---------------------                       ---------------------------
                                                 Carl W. Forsythe, Director


Date:     October 12, 1998                       S\H. Samuel Greenawalt
     ---------------------                       ----------------------------
                                                 H. Samuel Greenawalt, Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 1998 and 1997, and the related statements of changes in stockholders' equity, operations and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 1998, 1997, and 1996 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 1998, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on S-1 and S-2 are presented for purposes of complying with rules of the Securities and Exchange Commission and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the 1998, 1997 and 1996 financial data required to be set forth therein in relation to the basic financial statements taken as whole.

s/Hirsch, Silberstein & Sulbelsky, P.C.
------------------------------------------
Hirsch, Silberstein & Sulbelsky, P.C.

Farmington Hills, Michigan
September 22, 1998

                                 Enercorp, Inc.
                      Statements of Assets and Liabilities


                                                                                 June 30,                June 30,
ASSETS                                                                             1998                    1997
                                                                                 ----------             ----------
                Investments, at fair value, cost of $1,684,888 and
                  $1,623,388 at June 30, 1998 and 1997, respectively             $ 4,538,361             $ 4,287,148
                Cash                                                                  16,128                      99
                Accounts receivable - related party                                                            2,985
                Accrued interest receivable - net of allowance for
                  uncollectible interest receivable of $14,908 and
                  $12,477 at June 30, 1998 and 1997, respectively                      9,707                  18,273
                Notes receivable - related parties,  net of allowance for
                  uncollectible notes receivable of $23,147 at June
                  30, 1998 and 1997, respectively                                    207,715                 207,715
                Furniture and fixtures, net of accumulated depreciation
                  of $6,238 and $4,747 at June 30, 1998 and 1997,
                  respectively                                                          2,697                  4,189
                Other assets                                                            1,897                  3,693
                                                                                 ---------------        ---------------
                                                                                  $ 4,776,505             $ 4,524,102
                                                                                 ===============        ===============
LIABILITIES AND NET ASSETS

Liabilities
                Note payable - bank                                                 2,081,749               1,712,900
                Accounts payable and accrued liabilities                               22,739                  51,238
                Deferred tax liability                                                367,000                 395,000
                                                                                 ---------------        ---------------
                                                                                    2,471,488               2,159,138
                                                                                 ---------------        ---------------
Net assets
                Common stock, no par value: 10,000,000 shares
                  authorized, 590,897 shares issued and
                  outstanding at June 30, 1998 and 1997                             1,468,251               1,468,251

                Preferred stock, no par value:  1,000,000 shares
                  authorized, -0- issued and outstanding                                   -0-                     -0-

                Accumulated deficit                                                (1,046,707)               (861,049)

                Unrealized net gain on investments, net of deferred
                  income taxes of $970,000 and $906,000 at
                  June 30, 1998 and 1997, respectively                              1,883,473               1,757,762
                                                                                 ---------------        ---------------
                                                                                    2,305,017               2,364,964
                                                                                 ---------------        ---------------
                                                                                  $ 4,776,505              $ 4,524,102
                                                                                 ===============        ===============

                       See notes to financial statements

                                 Enercorp, Inc.
                             Schedule of Investments
                                 June 30, 1998

                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business           Date    Resale       Shares Owned     Equity       Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product
                                        Development                                                1,751 $           -  $         2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensor                   (e)                400,000        60,000      945,000
                                     and control systems                      (e)                850,000       127,500    2,008,125
                                                                              (e)                330,000       412,500      779,625
                                                                              (e)                 30,000       108,750       70,875
                                                                              (e)                 50,000       125,000      118,125
                                                                              (b)(e)11/8/98      150,000        61,500      334,688

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer     (e)              1,764,706       600,000      248,162
                                                                              (e)                100,000        37,500       14,063

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        5,850

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*        Manufacturer of sensors         08/04/99 (c)                 25,000             -            -
                                     and control systems             05/03/00 (c)                 25,000             -            -
                                                                     09/13/99 (c)                 50,000             -            -
                                                                     03/12/03 (c)(f)              50,000             -            -
                                                                                                           -----------  -----------

                                                                                                             1,659,227    4,533,515



                        See notes to financial statements

                                                              Enercorp, Inc.
                                                         Schedule of Investments (Continued)
                                                              June 30, 1998




                                                                              Restrictions Number           Cost
                                                                  Expiration  as to        of               and/or       Fair
                                                                    Date      Resale       Shares Owned     Equity       Value
                   Company           Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response                 Holding Company                                          10,000,000         5,000            -
     Vitro Diagnostics               Diagnostic Test Kits                                            300         1,500           56
     Proconnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  -----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,846
                                                                                                            -----------  -----------
                                     Total - ALL COMPANIES                                               $   1,684,888 $  4,538,361
                                                                                                            ===========  ===========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market exists for this security.
     (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e) Pledged as collateral against a line of credit with Comerica Bank.
     (f) Options will vest at 25% on 9/12/98, 9/12/99, 9/12/00 & 9/12/01 consecutively.

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





                        See notes to financial statements

                                        F-6

                                 Enercorp, Inc.
                  Statement of Changes in Stockholders' Equity
                For the Years Ended June 30, 1998, 1997 and 1996


                                Retained Earnings
                                                      ----------------------
                                    Common Stock        (AccumulatedUnrealized
                                 Shares      Amount     Deficit)    Net Gain      Total
                                ----------  ----------  ----------  ----------  ----------

Balance at June 30, 1995          590,897   1,468,251    (852,454)  3,303,235   3,919,032

Net loss                               --          --      79,849         --       79,849

Unrealized gain on investments,
  net of taxes                         --          --          --  (1,695,991) (1,695,991)
                                ----------  ----------  ----------  ----------  ----------

Balance at June 30, 1996          590,897   $1,468,251  $(772,605)  $1,607,244  $2,302,890

Net loss                               --          --     (88,444)         --     (88,444)

Unrealized gain on investments,
  net of taxes                         --          --          --      150,518     150,518
                                ----------  ----------  ----------  ----------  ----------

Balance at June 30, 1997          590,897   $1,468,251  ($861,049)  $1,757,762  $2,364,964

Net loss                               --          --    (185,660)         --     (185,660)

Unrealized gain on investments,
  net of taxes                         --          --          --      125,713     125,713
                                ----------  ----------  ----------  ----------  ----------

Balance at June 30, 1998          590,897   1,468,251  (1,046,709)   1,883,475   2,305,017
                                ==========  ========== ===========  =========== ===========











                         See notes to financial statements
                                        F-7

                                 Enercorp, Inc.
                            Statements of Operations

                                                        For the years ended June 30,
                                                  -----------------------------------------
                                                      1998          1997           1996
                                                   ------------  ------------   -------------

REVENUES
     Interest income                              $         -0-  $        -0-    $      400
     Interest income from related entities              22,241        17,355          6,033
     Consulting fees from related companies             25,000         1,788        167,738
     Royalties and settlement income                        -0-           -0-         2,445
     Recovery of bad debt                                   -0-           -0-        42,942
     Net realized gain on sale of investments               -0-      216,000        269,410
     Loss on sale of fixed assets                           -0-           -0-            -0-
     Dividend income from affiliated company                -0-        1,500          1,370
                                                    ------------  ------------   -------------
                                                        47,241       236,643        490,338
                                                    ------------  ------------   -------------
EXPENSES
     Salaries - officer                                 87,000        122,000        72,000
     Bonus expense - officer                                -0-            -0-           -0-
     Directors' fees                                     1,000             -0-        1,000
     Staff salaries                                         -0-        20,332        38,200
     Legal, accounting and other professional fees      14,686         11,537        31,926
     Interest expense - related entity                      -0-            -0-       29,303
     Interest expense - other                          181,123        162,538       115,354
     Loss on worthless investments                          -0-            -0-           -0-
     Bad debt expense                                    2,431          2,433         4,520
     Other general and administrative expenses          38,661         50,248        75,186
                                                     ------------  ------------   ------------
                                                       324,901        369,088       367,489
                                                     ------------  ------------   ------------

     Net gain (loss) from operations before           (277,660)      (132,444)      122,849
     Income taxes (Note 5)                              92,000         44,000       (43,000)
                                                     ------------  ------------   ------------

     Net gain (loss) from operations after taxes       (185,660)      (88,444)       79,849
                                                     ------------  ------------   ------------

     Net unrealized gain (loss) on investment before    189,713       229,517    (2,569,991)
     Income taxes (Note 5)                              (64,000)      (78,999)      874,000
                                                      ------------  ------------  ------------

     Net unrealized gain (loss) on investment after     125,713       150,518    (1,695,991)
     Taxes                                            ------------  ------------  ------------

     Increase (decrease) in net assets                $  (59,947)      62,074   $(1,616,142)
                                                      ============  ============  ============

     Increase (decrease) in net assets per share      $    (0.10)    $    0.11  $     (2.74)
                                                      ============  ============ =============






                       See notes to financial statements
                                      F-8

                                 Enercorp, Inc.
                            Statements of Cash Flows


                                                           For the years ended June 30,
                                                     ------------------------------------------
                                                         1998           1997          1996
                                                     ------------   ------------  ------------

Cash flows from operating activities:
      Increase (decrease) in net assets               $   (59,947)   $    62,074   $(1,616,142)
                                                      ------------   ------------  ------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
      Depreciation                                            1,491          659         1,723
      Bad debt provision on notes receivable
        and interest net of write offs                        2,431        2,433         4,520
      Stock received for consulting services                     -0-    (125,000)      (37,500)
      Recovery of bad debt                                       -0-          -0-      (42,942)
      Gain on sale of investments                                -0-    (216,000)     (269,410)
      (Gain) Loss on sale of fixed assets                        -0-        (777)           -0-
      Write off of worthless investments                         -0-          -0-           -0-
      Unrealized (gain) loss on investments                (251,213)    (229,517)    2,569,992
      (Increase) in accounts receivable - related party          -0-      (2,985)     (125,000)
      (Increase) in interest receivable                       6,135      (14,922)       (6,028)
      Decrease in accounts receivable from
        related party                                         2,985      125,000            58
      (Increase) Decrease in other assets                     1,796       11,936        (5,736)
      Increase (Decrease) in accounts payable and
        accrued expenses                                      3,751       12,840       (71,520)
      Increase(Decrease) in accrued salaries                (32,250)      32,250            -0-
      Increase (Decrease) in deferred taxes                 (28,000)      35,000      (831,000)
                                                        ------------   ------------  ------------
      Total adjustments                                    (292,873)    (369,083)    1,187,157
                                                        ------------   ------------  -------------
Net cash (used) by operating activities                    (352,820)    (307,009)     (428,985)
                                                        ------------   ------------  -------------

Cash flows from investing activities:
      Purchase of investments                                  -0-            -0-      (88,000)
      Sale of investments                                      -0-       250,000       303,410
      Payments received on note receivable                     -0-            -0-       78,364
      Issuance of notes receivable                             -0-      (200,000)           -0-
      Proceeds from sale of fixed assets                       -0-            -0-           -0-
      Purchase of furniture and fixtures                       -0-        (1,565)           -0-
                                                      ------------   ------------  ------------
      Net cash provided (used) by investing activities         -0-         48,435       293,774
                                                      ------------   ------------  ------------




                            See notes to financial statements
                                           F-9


                                 Enercorp, Inc.
                      Statements of Cash Flows (Continued)


                                                           For the years ended June 30,
                                                     ------------------------------------------
                                                         1998           1997          1996
                                                     ------------   ------------  ------------

Cash flows from financing activities:
      Proceeds from notes payable                         368,849        508,179     1,905,825
      Principal payments of notes payable                      -0-      (250,000)   (1,771,310)
                                                      ------------   ------------  ------------
      Net cash provided by investing activities           368,849        258,179       134,515
                                                      ------------   ------------  ------------

Increase (Decrease) in cash                                16,029           (396)         (696)

Cash, beginning of period                                      99            495         1,191
                                                      ------------   ------------  ------------

Cash, end of period                                        16,128             99           495
                                                      ============   ============  ============

Supplemental disclosures of cash flow information:
      Interest paid                                      165,099         148,982       152,332
                                                      ============   ============  ============

      Interest received                                   28,377              -0-          403
                                                      ============   ============  ============

























                            See notes to financial statements
                                          F-10

                                 Enercorp,Inc.
                   Notes to Financial Statements (Continued)


Note 1:  Summary of Significant Accounting Policies
         ------------------------------------------

      Significant accounting policies are as follows:

a.    Business History
      ----------------

      Enercorp, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 30, 1978. During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940.
      This change resulted in the Company becoming a specialized type of investment company. For the years ended June 30, 1998, 1997 and 1996 the Company's cash flows have been dependent primarily upon sale of stock and loans.

b.    Investment Valuation
      --------------------

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

                                 Enercorp, Inc.
                   Notes to Financial Statements (Continued)


            All portfolio securities valued by the cost, private market and appraisal methods are considered to be restricted as to their disposition. In addition, certain securities valued by the public market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

c.    Statement of Cash Flows
      -----------------------

      Consistent with the reporting requirements of a BDC, cash and cash equivalents consist only of demand deposits in banks and cash on hand. Financial statement account categories such as investments and notes receivable, which relate to the Company's activity as a BDC, are included as operating activities in the statement of cash flows.

d.    Furniture and Equipment
      -----------------------

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

e.    Securities Transactions
      -----------------------

      Purchases and sales of securities transactions are accounted for on the trade date, which is the date the securities are purchased or sold. The value of securities sold is reported on the first-in first-out basis for financial statement presentation.

f.    Revenue Recognition
      -------------------

     Due to the uncertainty of collection, the Company recognizes all types of consulting fee revenues, from portfolio companies as cash is received. All other revenues are recognized on the accrual basis.

g.    Net Assets per Share
      --------------------

      In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 1998 and June 30, 1997, respectively was $ 4.00 and $3.90 per share based on 590,897 shares.

h.    Reclassifications
      -----------------

      Prior year share and per share amounts have been restated to reflect the 1 for 75 reverse stock split that occurred on December 13, 1995. Also certain amounts as originally reported in the June 30, 1996 financial statements were reclassified to conform with the June 30, 1998 presentations.

                                 Enercorp, Inc.
                   Notes to Financial Statements (Continued)

Note 2:     Investments
            -----------

     Investments consist of holdings of securities in publicly and privately held companies. The Company's largest portfolio company is Williams Controls, Inc. ("Williams"). At June 30, 1998 Williams represented 93.79% of the company's investments at fair market value.

Note 3:     Related Party Transactions
            --------------------------

a.    Accounts Receivable - Related Party
      -----------------------------------

      The Company has an account receivable from Ajay Sports, Inc. for various traveling fees for services performed for the benefit of Ajay Sports, Inc. At June 30, 1998 and 1997 accounts receivable related party was $0 and $2,985.

b.    Notes Receivable - Related Entities
      -----------------------------------

      The Company has notes receivable from ProConnextions, Inc., ("PCI"). All of the notes are due on demand. The notes have interest rates of 12% and 10%. There is no collateral for the notes. The Company is a shareholder in PCI. The notes receivable balance, net of allowance for uncollectible note receivable, from PCI at was $7,715 at June 30, 1998 and 1997.

      On July 1, 1998, the Registrant and Williams signed an agreement under which Williams would issue 42,329 shares of its common stock to the Registrant and issue a note payable to the Registrant in the amount of $100,000, as payment in full for the $200,000 note originally due to the Registrant from Ajay. The balance of the original note from Ajay at June 30, 1998 and 1997 was $200,000 and $200,000, respectively. The balance of the note receivable from Williams, which replaced the note receivable from Ajay, was $100,000 as of September 30, 1998.


Note 4:     Note Payable - Bank
            -------------------

      In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime by Comerica Bank ("Comerica"), replacing the previous $2,000,000 loan with NBD Bank ("NBD"). The collateral for the line of credit was all of the shares of Williams Controls common stock owned by the Registrant at the time (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant at the time (1,864,706). Borrowing was limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan was scheduled to expire in July, 1998. In June 1998, the loan limit was increased to $2,500,000 and renewed on the same basic remaining terms as were present in the original loan. The balance of the Registrant's note payable to Comerica as of September 30, 1998 was $2,121,749 and the balances of the Registrant's Notes Payable-Bank at June 30, 1998 and 1997 were $2,081,749 and $1,712,900, respectively.

                                 Enercorp, Inc.
                   Notes to Financial Statements (Continued)


Note 5:     Income Taxes
            ------------

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

  Income tax expense for the years ended June 30, 1998, 1997 and 1996 consisted of:
                                1998              1997              1996
                                ----              ----              ----

            Current     $         -0-     $         -0-     $         -0-
            Deferred           7,000            35,000          (831,000)
                               -----            ------          ---------
                              $7,000           $35,000         $(831,000)

  The components of the deferred tax liability at June 30, 1998 and 1997 consist of the following:

                                                        6/30/98         6/30/97
                                                   -----------------------------
            Unrealized gain on investments         $    970,000       $ 906,000
            Capital loss carryover                           -0-             -0-
            Accrued officer wages                            -0              -0-
            Allowance for notes receivable              (12,00)         (12,000)
            Net operating loss carry over              (591,000)      ( 499,000)
                                                       ---------      ----------
                                                   $    367,000      $   395,000
                                                   =============     ===========

  At June 30, 1998, the Company has net operating loss carry forward available to offset future taxable income of approximately $1,742,000 that expires at various years through June 30, 2013.


Note 6:     Operating Leases
            ----------------

      The company leased office space accounted for as an operating lease which expired in March 1997. The Company is currently renting space from an affiliate. Lease expense was $6,180, $8,090 and $9,915 for the years ending June 30, 1998, 1997 and 1996, respectively. Future minimum lease obligations are as follows:

                  6/30/98               $6,180
                                        ======

Note 7:     Use of Estimates
            ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                 Enercorp, Inc.
                   Notes to Financial Statements (Continued)


Note 8:     Financial Statement Presentation
            --------------------------------

      On August 25, 1997, the Midwest Regional Office (the "MRO") of the Securities and Exchange Commission (the "SEC") began an examination of the Registrant's books and records. The field work portion of the examination was completed on August 29, 1997. On October 23, 1997, upon completion of the MRO's review, the Registrant received a letter from the MRO outlining the results of its examination and deficiencies that the MRO cited in the books and records of the Registrant. On November 21, 1997, the Registrant sent its response to the MRO stating the actions it had taken or would be taking in order to comply with the matters cited in the MRO's letter of October. Based on this response, the Registrant believes that it has complied with the requests of the MRO on all matters discussed in the examination.


Note 9:     Other Subsequent Events
            -----------------------

      At the request of Nasdaq, and as a condition of an exception granted by them to the Registrant on July 28, 1998, Enercorp filed a Form 8-K report on August 14, 1998. This report stated that the Registrant met all Nasdaq continued listing requirements, including the requirement that it have a minimum of 500,000 shares in the public float, reporting that it had 517,897 shares in the public float as the result of a change in ownership by a principal stockholder of the Registrant. In the absence of any NASD regulations as a guide, the Registrant believed that it had complied with the relevant SEC rules, had informed Nasdaq of this position, and was awaiting a response to its correspondence when the Nasdaq delisting notice was delivered to the Registrant. The Registrant believes that during this process it has complied with all Nasdaq requirements and requests, and has filed an appeal with Nasdaq to attempt to have its common stock reinstated as eligible to trade on the SmallCap Market. There is no assurance that the Registrant will be successful in an appeal, which is scheduled to be heard by a Nasdaq Hearings Panel in January 1999. During the appeal process, the Registrant's common stock will continue to be eligible to trade under the symbol "ENCP" on the OTC Bulletin Board.

                                                        Enercorp, Inc.
                                        Amounts Receivable from Affiliated Parties
                             Underwriters, Promoters and Employees Other than Related Parties



---------------------------------------------------------------------------------------------------------------------------------

                                  Column A           Column B    Column C            Column D                   Column E
                         --------------------------------------------------------------------------------------------------------
                                                                                    Deductions           Balance at end of period
                                                                            -----------------------------------------------------
                                                    Balance at                    (1)          (2)
                                                    beginning of                Amounts    Amounts                  Non-
                               Name of Debtor         Period      Additions(a)  Collected Written off   Current     Current
==================================================================================================================================

For the year ended
June 30, 1998

Notes receivable from       Pro Connextions, Inc.        30,862             -           -                  30,862           -
affiliated companies        Ajay Sports, Inc.          $200,000             -                             200,000

Accounts receivable from    Ajay Sports, Inc.            $2,985                    $2,985           -           0           -
affiliated companies
                                                    ------------------------------------------------------------------------------
                                                        $233,847           $0      $2,985          $0    $230,862          $0
==================================================================================================================================

For the year ended
June 30, 1997

Notes receivable from       Pro Connextions, Inc.         30,862            -           -                  30,862           -
affiliated companies        Ajay Sports, Inc.                  -     $200,000                             200,000

Accounts receivable from    Ajay Sports, Inc.                  -       $2,985           -           -       2,985           -
affiliated companies
                                                    ------------------------------------------------------------------------------
                                                         $30,862      $202,985         $0          $0    $233,847          $0
==================================================================================================================================






                                             See notes to financial statements
                                                            S-1

                                              Enercorp, Inc.
                               Valuation and Qualifying Accounts and Reserves


------------------------------------------------------------------------------------------------------------
             Column A                  Column B             Column C              Column D      Column E
                                    Additions
------------------------------------------------------------------------------------------------------------
                                      Balance at     Charge to    Charged to                   Balance at
                                      beginning       costs/     other accounts                    end
                                      of period      expenses      describe      Deductions     of period
============================================================================================================

For the year ended June 30, 1998
Allowance for uncollectible accounts
                                    ------------------------------------------------------------------------
  Notes receivable                         $23,147                                                  $23,147
                                    ------------------------------------------------------------------------
  Interest receivable                      $12,477                                     (2,431)      $14,908
                                    ------------------------------------------------------------------------
For the year ended June 30, 1997
Allowance for uncollectible accounts
                                    ------------------------------------------------------------------------
  Notes receivable                         $23,147                                                  $23,147
                                    ------------------------------------------------------------------------
  Interest receivable                      $10,044                                     (2,433)      $12,477
                                    ------------------------------------------------------------------------
For the year ended June 30, 1996
Allowance for uncollectible accounts
                                    ------------------------------------------------------------------------
  Notes receivable                         $74,795                                     51,648       $23,147
                                    ------------------------------------------------------------------------
  Interest receivable                      $31,642        4,520                        26,118       $10,044
====================================------------------------------------------------------------------------








                                     See notes to financial statements