Form 10-Q
period 1998-09-30
ENERCORP INC
filed 1998-11-16
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                     OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         Commission File Number: 0-9083
                                                 ------

                                 Enercorp, Inc.
             (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
-------------------------------                        -----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                                48322
----------------------------------------               -----------------------
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
                              Yes  X     No
                                 -----      -----

Number of shares of common stock outstanding at September 30, 1998:  590,897

                                 Enercorp, Inc.

        Form 10-Q Filing for the Second Quarter Ended September 30, 1998
                                      INDEX
                                                                            Page
                                                                          Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                               3

            Statements of Assets and Liabilities
            September 30, 1998 (Unaudited) and June 30, 1998                   4

            Schedule of Investments (Unaudited), September 30, 1998          5-6

            Schedule of Investments June 30, 1998                            7-8

            Statements of Operations (Unaudited) for the Three
            Months Ended September 30, 1998 and 1997                           9

            Statements of Cash Flows (Unaudited) for the Three
            Months Ended September 30, 1998 and 1997                          10

            Notes to Financial Statements                                     11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                 13
Item 2.     Changes in Securities                                             13
Item 3.     Defaults Upon Senior Securities                                   13
Item 4.     Submission of Matters to a Vote of Security Holders               13
Item 5.     Other Information                                              13-14
Item 6.     Exhibits and Reports on Form 8-K                                  14
            Signature Page                                                    15

                                 Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1998.


                                                                  Enercorp, Inc.
                                                       Statements of Assets and Liabilities

                                                                       September 30,       June 30,
ASSETS                                                                      1998              1998
                                                                       -------------     -------------

     Investments, at fair value, cost of $1,784,888 and $1,684,888
       at September 30, 1998 and June 30, 1998, respectively           $    4,503,892    $    4,538,361
     Cash                                                                      17,482            16,128
     Accrued interest receivable - net of allowance for
       uncollectible interest receivable of $15,520 and $14,908
       at September 30, 1998 and June 30, 1998, respectively                    6,801             9,707
     Note receivable - related parties  net of allowance for
       uncollectible notes receivable of $23,147 at September
       30, 1998 and June 30, 1998                                              57,715           207,715
     Furniture and fixtures, net of accumulated depreciation
       of $6,546 and $6,238 at September 30, 1998 and
       June 30, 1998, respectively                                              2,389             2,697
     Other assets                                                               1,735             1,897
                                                                         -------------      -------------
                                                                       $    4,590,014    $    4,776,505
                                                                         =============      =============

LIABILITIES AND NET ASSETS

Liabilities
     Note payable - bank                                               $    2,121,749     $   2,081,749
     Accounts payable and accrued liabilities                                  21,951            22,739
     Deferred tax liability                                                   289,000           367,000
                                                                         -------------      -------------
                                                                            2,432,700         2,471,488
                                                                         -------------      -------------
Net assets
     Common stock, no par value: 10,000,000 shares
       authorized, 590,897 shares issued and outstanding
       September 30, 1998 and June 30, 1998                                 1,468,251         1,468,251

     Preferred stock, no par value:  1,000,000 shares
       authorized, -0- issued and outstanding                                      -0-               -0-

     Accumulated deficit                                                   (1,105,941)       (1,046,707)

     Unrealized net gain on investments, net of deferred
       income taxes of $842,000 and $970,000 at
       September 30, 1998 and June 30, 1998, respectively                   1,795,004         1,883,473
                                                                         -------------      -------------
                                                                            2,157,314         2,305,017
                                                                         -------------      -------------
                                                                       $    4,590,014     $   4,776,505
                                                                         =============      =============






                                                                    Enercorp, Inc.
                                                               Schedule of Investments
                                                                 September 30, 1998

                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business           Date    Resale       Shares Owned     Equity       Value
                   --------          ------------------------          -----   -------      ------------     -------      ------

AFFILIATED COMPANIES
--------------------
   Common Stocks - Public Market Method of Valuation (d)
   -----------------------------------------------------
     CompuSonics Video Corporation*  Digital Video Product
                                     & Website Development                                         1,751     $       -    $       2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensor                   (e)                400,000        60,000      904,400
                                     and control systems                      (e)                850,000       127,500    1,921,850
                                                                              (e)                330,000       412,500      746,130
                                                                              (e)                 30,000       108,750       67,830
                                                                              (e)                 50,000       125,000      113,050
                                                                              (b)(e)11/8/98      150,000        61,500      339,150
                                                                              (b)(e)7/1/99        42,329       100,000      191,412

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer     (e)(h)             294,118       600,000      190,257
                                                                              (e)(h)              16,667        37,500       10,781

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        5,184

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product & Website          (c)                300,000             -            -
                                     Development

     Williams Controls, Inc.*        Manufacturer of sensors         08/04/99 (c)                 25,000             -            -
                                     and control systems             05/03/00 (c)                 25,000             -            -
                                                                     09/13/99 (c)                 50,000             -            -
                                                                     03/12/03 (c)(f)              50,000             -            -
                                                                                                           -----------  -----------

                                                                                                             1,759,227    4,499,046



                                                         See notes to financial statements


                                                                              5                                         (Continued)

                                                                  Enercorp, Inc.
                                                         Schedule of Investments (Continued)
                                                                September 30, 1998




                                                                              Restrictions Number             Cost
                                                                  Expiration  as to        of                 and/or       Fair
          Company                 Description of Business         Date        Resale       Shares Owned       Equity       Value
          -------                 -----------------------         -------     -------      --------------    -------      ------


UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response                 Holding Company                                          10,000,000         5,000            -
     Vitro Diagnostics               Diagnostic Test Kits                                            300         1,500           56
     Proconnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  -----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,846
                                                                                                            -----------  -----------
                                     Total - ALL COMPANIES                                               $   1,784,888 $  4,503,892
                                                                                                            ===========  ===========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market exists for this security.
     (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e) Pledged as collateral against a line of credit with Comerica Bank.
     (f) Options 25% vested and will vest at 25% on 9/12/99, 9/12/00 & 9/12/01 consecutively.
     (h) Reverse stock split of 1-for-6 effective August 14, 1998.

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




                                                        See notes to financial statements
                                                                              6



                                                                        Enercorp, Inc.
                                                                  Schedule of Investments
                                                                        June 30, 1998

                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business        Date       Resale       Shares Owned     Equity       Value
                   ---------         ------------------------       ------     --------     --------------   -------      ------

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product
                                        Development                                                1,751 $           -  $         2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensor                   (e)                400,000        60,000      945,000
                                     and control systems                      (e)                850,000       127,500    2,008,125
                                                                              (e)                330,000       412,500      779,625
                                                                              (e)                 30,000       108,750       70,875
                                                                              (e)                 50,000       125,000      118,125
                                                                              (b)(e)11/8/98      150,000        61,500      334,688

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer     (e)              1,764,706       600,000      248,162
                                                                              (e)                100,000        37,500       14,063

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        5,850

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*        Manufacturer of sensors         08/04/99 (c)                 25,000             -            -
                                     and control systems             05/03/00 (c)                 25,000             -            -
                                                                     09/13/99 (c)                 50,000             -            -
                                                                     03/12/03 (c)(f)              50,000             -            -
                                                                                                           -----------  -----------

                                                                                                             1,659,227    4,533,515



                                                         See notes to financial statements

                                                                     Enercorp, Inc.
                                                         Schedule of Investments (Continued)
                                                                     June 30, 1998




                                                                              Restrictions Number           Cost
                                                                  Expiration  as to        of               and/or        Fair
                   Company           Description of Business      Date        Resale       Shares Owned     Equity        Value
                   ---------         ------------------------     ----------  --------     -------------    -------       ------

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response                 Holding Company                                          10,000,000         5,000            -
     Vitro Diagnostics               Diagnostic Test Kits                                            300         1,500           56
     Proconnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  ----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,846
                                                                                                            -----------  ----------
                                     Total - ALL COMPANIES                                               $   1,684,888 $  4,538,361
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




                        See notes to financial statements


                                 Enercorp, Inc.
                            Statements of Operations

                                                          For the Three Months
                                                           Ended September 30,
                                                       ----------------------------
                                                            1998          1997
                                                       ------------    ------------
REVENUES
     Interest income from related entities             $       2,444   $     5,606
                                                         ------------  ------------

EXPENSES
     Salaries - officer                                       21,750        21,750
     Bonus                                                    12,500            -0-
     Legal, accounting and other professional fees             1,633         7,100
     Interest expense - other                                 49,408        71,924
     Bad debt expense                                            613           613
     Other general and administrative expenses                 7,775         9,334
                                                         ------------  ------------
                                                              93,678       110,721
                                                         ------------  ------------

     Net (loss) from operations before taxes                 (91,234)     (105,115)
     Income tax expense (benefit)                             32,000        35,000
                                                         ------------  ------------

     Net (loss) from operations after taxes                  (59,234)      (70,115)
                                                         ------------  ------------

     Net unrealized gain (loss) on investments before taxes (134,469)     (156,038)
     Income tax expense (benefit)                             46,000        18,000
                                                         ------------  ------------

     Net unrealized gain on investment after taxes           (88,469)     (138,038)
                                                         ------------  ------------

     Increase in net assets                            $    (147,703)   $ (208,153)
                                                         ============  ============

     Increase in net assets per share                  $       (0.25)   $    (0.35)
                                                         ============  ============






                                 Enercorp, Inc.
                            Statements of Cash Flows

                                                            For the Three Months
                                                              Ended September 30,
                                                          -------------------------
                                                             1998          1997
                                                          ------------  -----------
Cash flows from operating activities:
      Increase in net assets                              $  (147,703)  $ (208,153)
                                                          ------------  -----------

Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                308          516
      Bad debt provision on notes receivable
        and interest net of write offs                            613          613
      Unrealized (gain) on investments                        134,469      156,038
      (Increase) in accounts receivable - related party            -0-       2,985
      (Increase) in interest receivable                         2,293        5,332
      Decrease in other assets                                    162        2,208
      Increase (decrease) in accounts payable and
        accrued expenses                                         (788)      22,727
      Increase in deferred taxes                              (78,000)     (53,000)
                                                          ------------  -----------
      Total adjustments                                        59,057      137,418
                                                          ------------  -----------
Net cash (used) by operating activities                       (88,646)     (70,735)
                                                          ------------  -----------

Cash flows from investing activities
      Payments received on note receivable - related party    150,000           -0-
      Purchase of investments                                (100,000)          -0-
                                                          ------------  -----------
Net cash (used) by investing activities                        50,000           -0-
                                                          ------------  -----------

Cash flows from financing activities:
      Proceeds from notes payable                              40,000       86,649
                                                          ------------  -----------
Net cash provided by investing activities                      40,000       86,649
                                                          ------------  -----------

Increase in cash                                                1,354       15,914

Cash, beginning of period                                      16,128           99
                                                          ------------  -----------

Cash, end of period                                        $   17,482   $   16,013
                                                          ============  ===========

Supplemental disclosures of cash flow information:
      Interest paid                                        $   49,394   $   23,484
                                                          ============  ===========




Note 1:  Investments


      On August 13, 1998, Ajay Sports, Inc. ("Ajay") announced that its board of directors had authorized the implementation of a 1-for-6 reverse split of the company's common stock, effective with the commencement of trading on August 14, 1998. The reverse split was approved by the stockholders of Ajay at the company's annual meeting on May 29, 1998.

      Following the reverse split, holders of Ajay's common stock will receive one new share of $.01 par value common stock for every six shares of common stock currently held. Therefore, the number of Ajay shares held by the Company is 310,785.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Material Changes in Financial Condition:
        ----------------------------------------

        Net assets decreased by $147,703 during the first quarter ended September 30, 1998 from June 30, 1998. This compared to a decrease in net assets of $208,153 during the first quarter ended September 30, 1997. The decrease during the quarter was due mainly to a decrease in the fair market value of the Registrant's investment in its largest investee, Williams Controls, Inc. ("Williams"), which represented 95% of the Registrant's investments (at fair value) at September 30, 1998.

        In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime by Comerica Bank ("Comerica"), replacing the previous $2,000,000 loan with NBD Bank ("NBD"). The collateral for the line of credit was all of the shares of Williams Controls common stock owned by the Registrant at the time (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant at the time (1,864,706). Borrowing was limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan was scheduled to expire in July, 1998. In June 1998, the loan limit was increased to $2,500,000 and renewed on the same basic remaining terms as were present in the original loan. The balance of the Registrant's note payable to Comerica as of September 30, 1998 was $2,121,749.

        On July 1, 1998, the Registrant and Williams signed an agreement under which Williams would issue 42,329 shares of its common stock to the Registrant and issue a note payable to the Registrant in the amount of $100,000, as payment in full for the $200,000 note originally due to the Registrant from Ajay. The balance of the note receivable from Williams, which replaced the note receivable from Ajay, was $50,000 as of September 30, 1998.

        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At September 30, 1998 the Registrant's borrowing availability against the Comerica line of credit was $194,218. The Registrant has several options for continued cash flow including selling some shares of Ajay or Williams common stock.

        Material Changes in Results of Operations:
        ------------------------------------------

        The Registrant's revenues were $2,444 and $5,606 for first quarter ended September 30, 1998 and 1997, respectively. The decrease in revenues for the quarter, compared with the prior year's quarter, is due to a decrease in interest income from related companies.

        The Registrant recorded an unrealized loss on investments of $134,469 for the first quarter ended September 30, 1998 compared to a loss of $156,038 for the first quarter ended September 30, 1997. This is mainly due to the changes in fair market value of the Registrant's investment in Williams and Ajay.

        Williams Controls, Inc. - Investee Company
        ------------------------------------------

     The Registrant's largest investee company, Williams, is a publicly held company (Nasdaq: WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls and communication systems for the transportation, telecommunication and agricultural industries.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None



Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

     At the request of Nasdaq, and as a condition of an exception granted by them to the Registrant on July 28, 1998, Enercorp filed a Form 8-K report on August 14, 1998. This report stated that the Registrant met all Nasdaq continued listing requirements, including the requirement that it have a minimum of 500,000 shares in the public float, reporting that it had 517,897 shares in the public float as the result of a change in ownership by a principal stockholder of the Registrant. In the absence of any NASD regulations as a guide, the Registrant believed that it had complied with the relevant SEC rules, had informed Nasdaq of this position, and was awaiting a response to its correspondence when a Notice of Delisting of the Registrant's common stock was received by the Registrant from Nasdaq. The Registrant believes that during this review process it has complied with all Nasdaq requirements and requests, and has filed an appeal with Nasdaq to attempt to have its common stock reinstated as eligible to trade on the SmallCap Market. There is no assurance that the Registrant will be successful in an appeal, which is scheduled to be heard by a Nasdaq Hearings Panel in January 1999. During the appeal process, the Registrant's common stock will continue to be eligible to trade under the symbol "ENCP" on the OTC Bulletin Board.

     On October 19, 1998, Williams notified the Registrant that an S-3 registration statement filed by Williams had been declared effective and that the common shares of Williams owned by the Registrant were now registered for resale under this registration statement. The Registrant has no current intention to sell any of the shares it holds in Williams.



Item 6.   Exhibits and Reports on Form 8-K

        A)  Exhibits

            Exhibit 27    Financial Data Schedule

        B)  Form 8-K

     A Form 8-K was filed on August 14, 1998, regarding the statement that the Registrant met all Nasdaq continued listing requirements, including the requirement that it have a minimum of 500,000 shares in the public float, reporting that it had 517,897 shares in the public float as the result of a change in ownership by a principal stockholder of the Registrant.

                                 Enercorp, Inc.

                                    Form 10-Q

                 For the Second Quarter Ended September 30, 1998

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.


                                  --------------------------
                                  (Registrant)


                               BY s/ Robert R. Hebard
                                 ---------------------------
                                  Robert R. Hebard
                                  President and Chief Financial Officer


Date:  November 12, 1998