Form 10-Q/A
period 1998-09-30
ENERCORP INC
filed 1999-01-27
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                Amendment No. 1

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

     The Company does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to be completed prior to March 31, 1999. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram ,replace or test each of them.

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