Form 10-Q
period 1998-12-31
ENERCORP INC
filed 1999-02-16
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                     OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                         Commission File Number: 0-9083

                                 Enercorp, Inc.
             (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
-------------------------------                        -----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                                48322
---------------------------------                       ----------------------
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5651
                          -----------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No
                                 ------     ------

Number of shares of common stock outstanding at December 31, 1998:  590,897

                                 Enercorp, Inc.

         Form 10-Q Filing for the Second Quarter Ended December 31, 1998
                                      INDEX
                                                                            Page
                                                                          Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                               3

            Statements of Assets and Liabilities
            December 31, 1998 (Unaudited) and June 30, 1998                    4

            Schedule of Investments (Unaudited), December 31, 1998           5-6

            Schedule of Investments June 30, 1998                            7-8

            Statements of Operations (Unaudited) for the Three
            And Six Months Ended December 31, 1998 and 1997                    9

            Statements of Cash Flows (Unaudited) for the Six
            Months Ended December 31, 1998 and 1997                           10

            Notes to Financial Statements                                     11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11-13

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                 13
Item 2.     Changes in Securities                                             13
Item 3.     Defaults Upon Senior Securities                                   13
Item 4.     Submission of Matters to a Vote of Security Holders               13
Item 5.     Other Information                                              13-14
Item 6.     Exhibits and Reports on Form 8-K                                  14
            Signature Page                                                    15

                                 Enercorp, Inc.


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1998.

                                            Enercorp, Inc.
                      Statements of Assets and Liabilities
                                   (Unaudited)

                                                                       December 31,           June 30,
ASSETS                                                                     1998                 1998
                                                                     -----------------    ----------------

     Investments, at fair value, cost of $1,784,888 and
         $1,684,888 at December 31, 1998 and June 30, 1998             $  4,556,426         $  4,538,361
     Cash                                                                    20,502               16,128
     Accounts receivable - related parties                                       -0-                  -0-
     Accrued interest receivable - net of allowance for
         uncollectible interest receivable of $16,133 and $14,908
         at December 31, 1998 and June 30, 1998, respectively                 5,927                9,707
     Note receivable - related parties, net of allowance for
         uncollectible notes receivable of $23,147 at
         December 31, 1998 and June 30, 1998, respectively                   45,215              207,715
     Furniture and fixtures, net of accumulated depreciation
         of $6,855 and $6,238 at December 31, 1998 and
         June 30, 1998, respectively                                          2,081                2,697
     Other assets                                                             1,542                1,897
                                                                     -----------------    -----------------
                                                                       $  4,631,693         $  4,776,505
                                                                     =================    =================

LIABILITIES AND NET ASSETS

Liabilities
     Note payable - bank                                               $  2,199,249         $  2,081,749
     Accounts payable and accrued liabilities                                20,944               22,739
     Deferred tax liability                                                 282,000              367,000
                                                                     -----------------    -----------------
                                                                          2,502,193            2,471,488
                                                                     -----------------    -----------------
Net assets
     Common stock, no par value: 10,000,000 shares
         authorized, 590,897 shares issued and outstanding
         December 31, 1998 and June 30, 1998                              1,468,251            1,468,251

     Preferred stock, no par value:  1,000,000 shares
         authorized, -0- issued and outstanding                                  -0-                  -0-

     Accumulated deficit                                                 (1,168,289)          (1,046,707)

     Unrealized net gain on investments, net of deferred
         income taxes of $942,000 and $970,000 at
         December 31, 1998 and June 30, 1998, respectively                1,829,538            1,883,473
                                                                     -----------------    -----------------
                                                                          2,129,500            2,305,017
                                                                     -----------------    -----------------
                                                                       $  4,631,693         $  4,776,505
                                                                     =================    =================


                                       4

                                 Enercorp, Inc.
                             Schedule of Investments
                                December 31, 1998

                                                                                Restrictions      Number         Cost
                                                                                Expiration as to  of             and/or   Fair
               Company                    Description of Business               Date    Resale    Shares Owned   Equity   Value
               -------                    -----------------------               ----    ------    ------------   ------   --------
AFFILIATED COMPANIES
     Common Stocks - Public Market Method of Valuation (d)
     -----------------------------------------------------
          CompuSonics Video Corporation*   Digital Video Product and Website                           1,751   $      -  $        2
                                           Development                                            10,000,000    106,477       9,000

          Williams Controls, Inc.*         Manufacturer of sensor and                   (e)          400,000     60,000     902,500
                                           control systems                              (e)          850,000    127,500   1,917,813
                                                                                        (e)          330,000    412,500     744,563
                                                                                        (e)           30,000    108,750      67,688
                                                                                        (e)           50,000    125,000     112,813
                                                                                        (e)          150,000     61,500     338,438
                                                                                        (b)(e)7/1/99  42,329    100,000     191,010

          Ajay Sports, Inc.*               Golf & Casual Furniture Manufacturer         (e)(h)       294,118    600,000     248,294
                                                                                        (e)(h)        16,667     37,500      14,070

     Preferred Stocks - Public Market Method of Valuation (d)

          Ajay Sports, Inc.*               Golf & Casual Furniture Manufacturer                        2,000     20,000       5,400

     Warrants and Stock Options - Board Appraisal Method of Valuation (d)

          CompuSonics Video Corporation*   Digital Video Product and Website            (c)          300,000          -           -
                                           Development

          Williams Controls, Inc.*         Manufacturer of sensor and           08/04/99(c)           25,000          -           -
                                           control systems                      05/03/00(c)           25,000          -           -
                                                                                09/13/99(c)           50,000          -           -
                                                                                03/12/03(c)(f)        50,000          -           -
                                                                                                              ---------  ----------
                                                                                                              1,759,227   4,551,591

                        See notes to financial statements
                                       5

                                 Enercorp, Inc.
                             Schedule of Investments
                                December 31, 1998

                                                                                Restrictions      Number          Cost
                                                                                Expiration as to  of              and/or   Fair
              Company                     Description of Business               Date    Resale    Shares Owned    Equity   Value
              -------                     -----------------------               ----    ------    ------------    ------   --------

UNAFFILIATED COMPANIES
     Common Stocks - Public Market Method of Valuation (d)

          Immune Response, Inc.           Holding Company                                         10,000,000      5,000           -
          Vitro Diagnostics               Diagnostic Test Kits                                           300      1,500          45
          Proconnextions, Inc.            Sports Memorabilia Marketing                  (a)          191,610     19,161       4,790
                                                                                                              ---------   ---------
                                          Sub-total - UNAFFILIATED COMPANIES                                     25,661       4,835
                                                                                                              ---------   ---------
                                          Total - ALL COMPANIES                                             $ 1,784,888 $ 4,556,426
                                                                                                            =========== ===========


     (a)  Non-public company whose securities are privately owned.
     (b) May be sold under the  provisions of Rule 144 of the  Securities Act of
         1933 after a holding  period which expires in the month  indicated.
     (c) No public  market for this security  exists.
     (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors, including recent and historical prices of these securities, recent  transactions  completed by the Company,  and other factors that the Board believes are applicable.
     (e) Pledged as collateral against a line of credit with Comerica Bank.
     (f)  Options 25% vested and will vest at 25% on  9/12/99, 9/12/00 & 9/12/01 consecutively.
     (h)  Reverse stock split of 1-for-6 effective August 14, 1998.

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





                        See notes to financial statements
                                       6

                                 Enercorp, Inc.
                             Schedule of Investments
                                 June 30, 1998

                                                                                Restrictions      Number         Cost
                                                                                Expiration as to  of             and/or   Fair
               Company                    Description of Business               Date    Resale    Shares Owned   Equity   Value
               -------                    -----------------------               ----    ------    ------------   -------  --------

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*       Digital Video Product
                                          Development                                                  1,751   $       -  $     2
                                                                                                  10,000,000     106,477    9,000

     Williams Controls, Inc.*             Manufacturer of sensor                       (e)           400,000      60,000    945,000
                                          and control systems                          (e)           850,000     127,500  2,008,125
                                                                                       (e)           330,000     412,500    779,625
                                                                                       (e)            30,000     108,750     70,875
                                                                                       (e)            50,000     125,000    118,125
                                                                                       (b)(e)11/8/98 150,000      61,500    334,688

     Ajay Sports, Inc.*                  Golf & Casual Furniture Manufacturer          (e)         1,764,706     600,000    248,162
                                                                                       (e)           100,000      37,500     14,063

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*                   Golf & Casual Furniture Manufacturer                         2,000      20,000      5,850

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*       Digital Video Product Development            (c)           300,000           -          -

     Williams Controls, Inc.*             Manufacturer of sensors             08/04/99 (c)            25,000           -          -
                                          and control systems                 05/03/00 (c)            25,000           -          -
                                                                              09/13/99 (c)            50,000           -          -
                                                                              03/12/03 (c)(f)         50,000           -          -
                                                                                                                ---------  --------
                                                                                                               1,659,227  4,533,515



                        See notes to financial statements

                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                                  June 30, 1998




                                                                                Restrictions      Number         Cost
                                                                                Expiration as to  of             and/or   Fair
               Company                    Description of Business               Date    Resale    Shares Owned   Equity   Value
               -------                    -----------------------               ----    ------    ------------   ------   --------

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response                      Holding Company                                        10,000,000       5,000           -
     Vitro Diagnostics                    Diagnostic Test Kits                                          300       1,500          56
     Proconnextions, Inc.                 Sports Memorabilia Marketing                  (a)         191,610      19,161       4,790
                                                                                                               --------    --------
                                          Sub-total - UNAFFILIATED COMPANIES                                     25,661       4,846
                                                                                                               --------    --------
                                          Total - ALL COMPANIES                                             $ 1,684,888 $ 4,538,361
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




                        See notes to financial statements


                                 Enercorp, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                 For the Three Months                       For the Six Months
                                                                  Ended December 31                          Ended December 31
                                                       ---------------------------------------   -----------------------------------
                                                             1998                 1997                 1998                 1997
                                                       ------------------   ------------------   ----------------- -----------------

REVENUES
       Interest income from related entities                       1,748                5,606                4,192          11,212
                                                       ------------------   ------------------   ------------------ ----------------
EXPENSES
       Salaries - officer                                         18,125               18,125               39,875          39,875
       Bonus                                                          -0-                  -0-              12,500              -0-
       Legal, accounting and other professional fees              11,070                3,636               12,703          10,736
       Interest expense - other                                   48,178               15,615               97,586          87,539
       Bad debt expense                                              613                  613                1,226           1,226
       Other general and administrative expenses                  11,110                7,911               18,884          17,245
                                                        ------------------   ------------------  ------------------ ----------------
                                                                  89,096               45,900              182,774         156,621
                                                        ------------------   ------------------  ------------------ ----------------

       Net income (loss) from operations before taxes            (87,348)             (40,293)            (178,582)       (145,408)
       Income taxes                                               25,000               13,000               57,000          48,000
                                                        ------------------   ------------------  ------------------ ----------------

       Net income (loss) from operations after taxes             (62,348)             (27,293)            (121,582)        (97,408)
                                                       ------------------    ------------------  ------------------ ----------------

       Net unrealized gain (loss) on investments before taxes     52,534              104,727              (81,935)        (51,311)
       Income taxes                                              (18,000)                  -0-              28,000          18,000
                                                       ------------------    ------------------  ------------------ ----------------

       Net unrealized gain (loss) on investment after taxes       34,534              104,727              (53,935)        (33,311)
                                                       ------------------    ------------------  ------------------ ----------------

       Increase (decrease) in net assets                         (27,814)              77,434             (175,517)       (130,719)
                                                       ==================    ==================  ================== ================

       Increase in net assets per share                            (0.05)                0.13                (0.30)          (0.22)
                                                       ==================    ==================  ================== ================



                                 Enercorp, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                For the Six Months
                                                                                Ended December 31,
                                                                        ---------------------------------------
                                                                              1998                 1997
                                                                        ------------------   ------------------
Cash flows from operating activities:
         Increase (decrease) in net assets                                       (175,517)            (130,719)
                                                                        ------------------   ------------------

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                 617                1,032
         Bad debt provision on notes receivable
           and interest net of write offs                                           1,226                1,226
         Gain on sale of investments                                                   -0-                  -0-
         (Increase) decrease in unrealized gain on investments                     81,935               51,311
         (Increase) decrease in accounts receivable - related party                    -0-               2,985
         (Increase) in interest receivable                                          2,555                7,691
         Decrease in other assets                                                     354                2,113
         (Decrease) in accounts payable and accrued expenses                       (1,795)             (15,300)
         (Decrease) in deferred taxes                                             (85,000)             (66,000)
                                                                        ------------------   ------------------
         Total adjustments                                                           (109)             (14,943)
                                                                        ------------------   ------------------
Net cash (used) by operating activities                                          (175,626)            (145,662)
                                                                        ------------------   ------------------

Cash flows from investing activities:
         Purchase of investments                                                 (100,000)             (61,500)
         Payments from notes receivable                                           162,500                   -0-
                                                                        ------------------   ------------------
Net cash provided by investing activities                                          62,500              (61,500)
                                                                        ------------------   ------------------

Cash flows from financing activities:
         Payments to notes payable                                                     -0-                  -0-
         Proceeds from notes payable                                              117,500              208,149
                                                                        ------------------   ------------------
Net cash provided by financing activities                                         117,500              208,149
                                                                        ------------------   ------------------

Increase in cash                                                                    4,374                  987

Cash, beginning of period                                                          16,128                   99
                                                                        ------------------   ------------------

Cash, end of period                                                                20,502                1,086
                                                                        ==================   ==================

Supplemental disclosures of cash flow information:
         Interest paid                                                             98,526               87,539
                                                                        ==================   ==================

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

Note 2:  Year 2000 Conversion

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



Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

        Material Changes in Financial Condition:
        ----------------------------------------
        Net assets decreased by $175,517 during the second quarter ended December 31, 1998 from June 30, 1998. This compared to a decrease in net assets of $130,719 during the second quarter ended December 31, 1997. The decrease during the quarter was due mainly to a decrease in the fair market value of the Registrant's investment in its largest investee, Williams Controls, Inc. ("Williams"), which represented 94% of the Registrant's investments (at fair value) at December 31, 1998.

        In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime by Comerica Bank ("Comerica"), replacing the previous $2,000,000 loan with NBD Bank ("NBD"). The collateral for the line of credit was all of the shares of Williams Controls common stock owned by the Registrant at the time (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant at the time (1,864,706). Borrowing was limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan was scheduled to expire in July, 1998. In June 1998, the loan limit was increased to $2,500,000 and renewed on the same basic remaining terms as were present in the original loan. The balance of the Registrant's note payable to Comerica as of December 31, 1998 was $2,199,249.

                                       11
        On July 1, 1998, the Registrant and Williams signed an agreement under which Williams would issue 42,329 shares of its common stock to the Registrant and issue a note payable to the Registrant in the amount of $100,000, as payment in full for the $200,000 note originally due to the Registrant from Ajay. The balance of the note receivable from Williams, which replaced the note receivable from Ajay, was $37,500 as of December 31, 1998.

        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At December 31, 1998 the Registrant's borrowing availability against the Comerica line of credit was $149,149. The Registrant has several options for continued cash flow including selling some shares of Ajay or Williams common stock.

        Material Changes in Results of Operations:
        ------------------------------------------
        The Registrant's revenues were $4,192 and $11,212 for second quarter ended December 31, 1998 and 1997, respectively. The decrease in revenues for the quarter, compared with the prior year's quarter, is due to a decrease in interest income from related companies.

        The Registrant recorded an unrealized loss on investments of $81,935 for the second quarter ended December 31, 1998 compared to a loss of $51,311 for the second quarter ended December 31, 1997. This is mainly due to the changes in fair market value of the Registrant's investment in Williams and Ajay.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          At the request of Nasdaq, and as a condition of an exception granted by them to the Registrant on July 28, 1998, Enercorp filed a Form 8-K report on August 14, 1998. This report stated that the Registrant met all Nasdaq continued listing requirements, including the requirement that it have a minimum of 500,000 shares in the public float, reporting that it had 517,897 shares in the public float as the result of a change in ownership by a principal stockholder of the Registrant. In the absence of any NASD regulations as a guide, the Registrant believed that it had complied with the relevant SEC rules, had informed Nasdaq of this position, and was awaiting a response to its correspondence when a Notice of Delisting of the Registrant's common stock was received by the Registrant from Nasdaq. The Registrant believes that during this review process it has complied with all Nasdaq requirements and requests, and has filed an appeal with Nasdaq to attempt to have its common stock reinstated as eligible to trade on the SmallCap Market. There is no assurance that the Registrant will be successful in an appeal. During the appeal process, the Registrant's common stock will continue to be eligible to trade under the symbol "ENCP" on the OTC Bulletin Board.

Item 6.   Exhibits and Reports on Form 8-K

        A)  Exhibits
            Exhibit 27    Financial Data Schedule

        B)  Form 8-K

            None

                                 Enercorp, Inc.

                                  Form 10-Q

                 For the Second Quarter Ended December 31, 1998

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.


                                 -------------------------
                                 (Registrant)


                              BY s/Robert R. Hebard
                                 -------------------------
                                 Robert R. Hebard
                                 President and Chief Financial Officer


Date:  February 15, 1999