Form 10-Q
period 1999-03-31
ENERCORP INC
filed 1999-05-05
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                     OF 1934

            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------    ------------

                         Commission File Number: 0-9083

                                 Enercorp, Inc.
             (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
-------------------------------                         ----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                                48322
----------------------------------------                ----------------------
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5651
                     ---------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No
                                 ------     ------
Number of shares of common stock outstanding at March 31, 1999:  590,897

                                 Enercorp, Inc.

           Form 10-Q Filing for the Third Quarter Ended March 31, 1999
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                               3

            Statements of Assets and Liabilities
            March 31, 1999 (Unaudited) and June 30, 1998                       4

            Schedule of Investments (Unaudited), March 31, 1999              5-6

            Schedule of Investments June 30, 1998                            7-8

            Statements of Operations (Unaudited) for the Three
            And Nine Months Ended March 31, 1999 and 1998                      9

            Statements of Cash Flows (Unaudited) for the Nine
            Months Ended March 31, 1999 and 1998                              10

            Notes to Financial Statements                                     11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11-13

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                 13
Item 2.     Changes in Securities                                             13
Item 3.     Defaults Upon Senior Securities                                   13
Item 4.     Submission of Matters to a Vote of Security Holders               13
Item 5.     Other Information                                                 13
Item 6.     Exhibits and Reports on Form 8-K                                  13
            Signature Page                                                    14

                                 Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1998.


                                 Enercorp, Inc.
                      Statements of Assets and Liabilities
                                   (Unaudited)
                                                             March 31,      June 30,
ASSETS                                                         1999           1998
                                                            ------------   ------------
    Investments, at fair value, cost of $1,784,888 and
      $1,684,888 at March 31, 1999 and June 30, 1998          4,596,295    $ 4,538,361
    Cash                                                         14,478         16,128
    Accounts receivable - related parties                            -0-            -0-
    Accrued interest receivable - net of allowance for
      uncollectible interest receivable of $16,733 and $14,908
      at March 31, 1999 and June 30, 1998, respectively           5,668          9,707
    Note receivable - related parties, net of allowance for
      uncollectible notes receivable of $23,147 at
      March 31, 1999 and June 30, 1998, respectively             18,201        207,715
    Furniture and fixtures, net of accumulated depreciation
      of $7,163 and $6,238 at March 31, 1999 and
      June 30, 1998, respectively                                 1,773          2,697
    Other assets                                                  2,081          1,897
                                                            ------------   ------------
                                                              4,638,496  $   4,776,505
                                                            ============   ============

LIABILITIES AND NET ASSETS

Liabilities
    Note payable - bank                                       2,258,249    $ 2,081,749
    Accounts payable and accrued liabilities                     21,943         22,739
    Deferred tax liability                                      263,000        367,000
                                                            ------------   ------------
                                                              2,543,193      2,471,488
                                                            ------------   ------------
Net assets
    Common stock, no par value: 10,000,000 shares
      authorized, 590,897 shares issued and outstanding
      March 31, 1999 and June 30, 1998                        1,468,251      1,468,251

    Preferred stock, no par value:  1,000,000 shares
      authorized, -0- issued and outstanding                         -0-            -0-

    Accumulated deficit                                      (1,228,355)    (1,046,707)

    Unrealized net gain on investments, net of deferred
      income taxes of $956,000 and $970,000 at
      March 31, 1999 and June 30, 1998, respectively          1,855,407      1,883,473
                                                            ------------   ------------
                                                              2,095,303      2,305,017
                                                            ------------   ------------
                                                              4,638,496  $   4,776,505
                                                            ============   ============





                                 Enercorp, Inc.
                             Schedule of Investments
                                 March 31, 1999

                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business           Date    Resale       Shares Owned     Equity       Value
                   --------          ------------------------          -----   -------      ------------     -------      ------

AFFILIATED COMPANIES
--------------------
   Common Stocks - Public Market Method of Valuation (d)
   -----------------------------------------------------
     CompuSonics Video Corporation*  Digital Video Product
                                     & Website Development                                         1,751     $       -    $       2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensor                   (e)                400,000        60,000      926,060
                                     and control systems                      (e)                850,000       127,500    1,967,878
                                                                              (e)                330,000       412,500      764,000
                                                                              (e)                 30,000       108,750       69,455
                                                                              (e)                 50,000       125,000      115,758
                                                                              (e)                150,000        61,500      347,273
                                                                              (b)(e)7/1/99        42,329       100,000      195,996


     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer     (e)(h)             294,118       600,000      182,118
                                                                              (e)(h)              16,667        37,500       10,320

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        3,600

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product & Website          (c)                300,000             -            -
                                     Development

     Williams Controls, Inc.*        Manufacturer of sensors         08/04/99 (c)                 25,000             -            -
                                     and control systems             05/03/00 (c)                 25,000             -            -
                                                                     09/13/99 (c)                 50,000             -            -
                                                                     03/12/03 (c)(f)              50,000             -            -
                                                                                                           -----------  -----------

                                                                                                             1,759,227    4,591,460



                                                         See notes to financial statements


                                                                              5                                         (Continued)

                                                        Enercorp, Inc.
                                             Schedule of Investments (Continued)
                                                        March 31, 1999




                                                                              Restrictions Number             Cost
                                                                  Expiration  as to        of                 and/or       Fair
          Company                 Description of Business         Date        Resale       Shares Owned       Equity       Value
          -------                 -----------------------         -------     -------      --------------    -------      ------


UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response                 Holding Company                                          10,000,000         5,000            -
     Vitro Diagnostics               Diagnostic Test Kits                                            300         1,500           45
     Proconnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  -----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,835
                                                                                                            -----------  -----------
                                     Total - ALL COMPANIES                                               $   1,784,888 $  4,596,295
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




                        See notes to financial statements

                                        8


                                                Enercorp, Inc.
                                           Statements of Operations
                                                  (Unaudited)

                                                          For the Three Months             Nine Months
                                                             Ended March 31               Ended March 31
                                                       ---------------------------- ----------------------------
                                                            1999          1998          1999           1998
                                                         ------------  ------------  ------------   ------------
REVENUES
     Interest income from related entities                     1,202         5,484         5,394         16,696
                                                         ------------  ------------  ------------   ------------
EXPENSES
     Salaries - officer                                       25,375        25,375        65,250         65,250
     Bonus                                                        -0-           -0-       12,500             -0-
     Legal, accounting and other professional fees             4,482         1,720        17,185         12,456
     Interest expense - other                                 47,038        45,813       144,624        133,352
     Bad debt expense                                            599           599         1,825          1,825
     Other general and administrative expenses                16,774        12,946        35,658         30,191
                                                         ------------  ------------   ------------  ------------
                                                              94,268        86,453       277,042        243,073
                                                         ------------  ------------  ------------   ------------

     Net income (loss) from operations before taxes          (93,066)      (80,969)     (271,648)      (226,377)
     Income taxes                                             33,000        27,000        90,000         75,000
                                                         ------------  ------------  ------------   ------------

     Net income (loss) from operations after taxes           (60,066)      (53,969)     (181,648)      (151,377)
                                                         ------------  ------------  ------------   ------------

     Net unrealized gain (loss) on investments before taxes   39,869       293,443       (42,066)       242,132
     Income taxes                                            (14,000)     (100,000)       14,000        (82,000)
                                                         ------------  ------------  ------------   ------------

     Net unrealized gain (loss) on investment after taxes     25,869       193,443       (28,066)       160,132
                                                         ------------  ------------  ------------   ------------

     Increase (decrease) in net assets                 $     (34,197)      139,474      (209,714)         8,755
                                                         ============  ============  ============   ============

     Increase in net assets per share                  $       (0.05)         0.24         (0.35)          0.01
                                                         ============  ============  ============   ============


                                                                          9


                                 Enercorp, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                                For the Nine Months
                                                                  Ended March 31,
                                                             ---------------------------
                                                                1999           1998
                                                             ------------   ------------
Cash flows from operating activities:
      Increase (decrease) in net assets                         (209,714)         8,755
                                                             ------------   ------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation                                                   925          1,262
      Bad debt provision on notes receivable
        and interest net of write offs                             1,825          1,825
      Gain on sale of investments                                     -0-            -0-
      (Increase) decrease in unrealized gain on investments       42,066       (242,132)
      (Increase) decrease in accounts receivable - related party      -0-         2,985
      (Increase) in interest receivable                            2,213          2,206
      (Increase) Decrease in other assets                           (184)         2,383
      (Decrease) in accounts payable and accrued expenses           (796)       (23,132)
      (Decrease) in deferred taxes                              (104,000)         7,000
                                                             ------------   ------------
      Total adjustments                                          (57,951)      (247,604)
                                                             ------------   ------------
Net cash (used) by operating activities                         (267,665)      (238,849)
                                                             ------------   ------------

Cash flows from investing activities:
      Purchase of investments                                   (100,000)       (61,500)
      Payments from notes receivable                             189,515             -0-
                                                             ------------   ------------
Net cash provided by investing activities                         89,515        (61,500)
                                                             ------------   ------------

Cash flows from financing activities:
      Payments to notes payable                                       -0-            -0-
      Proceeds from notes payable                                176,500        300,649
                                                             ------------   ------------
Net cash provided by financing activities                        176,500        300,649
                                                             ------------   ------------

Increase in cash                                                  (1,650)           300

Cash, beginning of period                                         16,128             99
                                                             ------------   ------------

Cash, end of period                                               14,478            399
                                                             ============   ============

Supplemental disclosures of cash flow information:
      Interest paid                                              146,008        133,352
                                                             ============   ============

Note 1:  Investments


      On August 13, 1998, Ajay Sports, Inc. ("Ajay") announced that its board of directors had authorized the implementation of a 1-for-6 reverse split of the company's common stock, effective with the commencement of trading on August 14, 1998. The reverse split was approved by the stockholders of Ajay at the company's annual meeting on May 29, 1998.

      Following the reverse split, holders of Ajay's common stock will receive one new share of $.01 par value common stock for every nine shares of common stock currently held. Therefore, the number of Ajay shares held by the Company is 310,785.

      On October 19, 1998, Williams notified the Registrant that an S-3 registration statement filed by Williams had been declared effective and that the common shares of Williams owned by the Registrant were now registered for resale under this registration statement. The Registrant has no current intention to sell any of the shares it holds in Williams.

Note 2:  Year 2000 Conversion

      The Company does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates is anticipated to be completed prior to June 30, 1999. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram ,replace or test each of them.


Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

        Material Changes in Financial Condition:
        ----------------------------------------

        Net assets decreased by $209,714 during the third quarter ended March 31, 1999 from June 30, 1998. This compared to an increase in net assets of $8,755 during the third quarter ended March 31, 1998. The decrease during the year was due mainly to a decrease in the fair market value of the Registrant's investment in Ajay and its largest investee, Williams Controls, Inc. ("Williams"), which represented 95% of the Registrant's investments (at fair value) at March 31, 1999.

        In July 1997, the Registrant was approved for a $2,250,000 line of credit at 3/4% over prime by Comerica Bank ("Comerica"), replacing the previous $2,000,000 loan with NBD Bank ("NBD"). The collateral for the line of credit was all of the shares of Williams Controls common stock owned by the Registrant at the time (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant at the time (1,864,706). Borrowing was limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan was scheduled to expire in July, 1998. In June 1998, the loan limit was increased to $2,500,000 and renewed on the same basic remaining terms as were present in the original loan. The balance of the Registrant's note payable to Comerica as of March 31, 1999 was $2,258,249.

        On July 1, 1998, the Registrant and Williams signed an agreement under which Williams would issue 42,329 shares of its common stock to the Registrant and issue a note payable to the Registrant in the amount of $100,000, as payment in full for the $200,000 note originally due to the Registrant from Ajay. The balance of the note receivable from Williams, which replaced the note receivable from Ajay, was $10,485 as of March 31, 1999.

        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At March 31, 1999 the Registrant's borrowing availability against the Comerica line of credit was $107,724. The Registrant has several options for continued cash flow including selling some shares of Ajay or Williams common stock.

        Material Changes in Results of Operations:
        ------------------------------------------

        The Registrant's revenues were $5,394 and $16,696 for third quarter ended March 31, 1999 and 1998, respectively. The decrease in revenues for the quarter, compared with the prior year's quarter, is due to a decrease in interest income from related companies.

        The Registrant recorded an unrealized loss on investments of $42,066 for the third quarter ended March 31, 1999 compared to a gain of $242,132 for the third quarter ended March 31, 1998. This is mainly due to the changes in fair market value of the Registrant's investment in Williams and Ajay.
                                       12

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

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            A)  Exhibits
            Exhibit 27    Financial Data Schedule
            B)  Form 8-K

            None

                                 Enercorp, Inc.

                                    Form 10-Q

                   For the Third Quarter Ended March 31, 1999

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.


                              ---------------------
                                  (Registrant)


                              BY s/Robert R. Hebard
                                 --------------------------------------
                                 Robert R. Hebard
                                 President and Chief Financial Officer


Date:  May 8, 1999