Form 10-K
period 1999-06-30
ENERCORP INC
filed 1999-10-13
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

    X       ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE  SECURITIES
 -------    EXCHANGE  ACT OF 1934 (FEE REQUIRED)

            FOR  THE  FISCAL YEAR ENDED:  June  30,  1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
 -------    ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------    ------------
                         Commission File Number: 0-9083

                                 Enercorp, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Colorado                                                     84-0768802
-------------------------------                        -------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                       48322
---------------------------------------                -------------------------
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
Yes   X                 No
   -------                -------
      Indicate by a check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: __X__
      As of September 30, 1999, there were 695,897 shares of common stock outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Registrant) held by non-affiliates was approximately $1,836,948.


                                 Enercorp, Inc.
                Form 10-K Filing for the Year Ended June 30, 1999

                                      INDEX
                                                                                                          PAGE

PART I

         Item 1.     Business                                                                             3-12
         Item 2.     Properties                                                                           13
         Item 3.     Legal Proceedings                                                                    13
         Item 4.     Submission of Matters to a Vote of Security Holders                                  13

PART II

         Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                13-15
         Item 6.     Selected Financial Data                                                              16
         Item 7.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                             16-18
         Item 8.     Financial Statements and Supplementary Data                                          18
         Item 9.     Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                              18

PART III

         Item 10.    Directors and Executive Officers of the Registrant                                   19-20
         Item 11.    Executive Compensation                                                               20-21
         Item 12.    Security Ownership of Certain Beneficial Owners and Management                       21-23
         Item 13.    Certain Relationships and Related Transactions                                       23

PART IV

         Item 14.    Exhibits, Financial Statement Schedules and Reports of Form 8-K                      24-25

SIGNATURES                                                                                                26


                                   Enercorp, Inc.

                                   FORM 10-K

                                       PART 1

Item 1.     Business


      General. Enercorp, Inc. (the "Registrant" or "Company") is a closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Registrant was incorporated under the laws of the State of Colorado on June 30, 1978. The Registrant elected to become a Business Development Company under the Investment Company Act on June 30, 1982. A Business Development Company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. The Registrant presently has four investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act. (See "Regulation-Business
Development Companies" below). The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

      The Registrant maintains a line of credit from Comerica Bank ("Comerica") under which it may borrow up to $2,500,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,660,000 shares of Williams Controls common stock owned by the Registrant and 1,864,706 shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. The balance of the Registrant's note payable to Comerica as of September 14, 1999 was $2,382,649 and the balances at June 30, 1999 and 1998 were $2,323,249 and $2,081,749, respectively.

      During July 1998, Williams, the Registrant's largest investee company and a significant stockholder of Ajay, another investee company of the Registrant, purchased certain notes payable from Ajay. This purchase included a $200,000 note payable by Ajay to the Registrant. As a part of the purchase transaction, the Registrant entered into an agreement with Williams to convert $100,000 of the amount owed under the note into shares of Williams common stock. Under this agreement, during fiscal 1999, Williams issued 42,329 shares of Williams common stock to the Registrant and repaid the remaining balance of $100,000 plus the accrued but unpaid interest through the date of repayment. The transaction resulted in the Registrant making an additional follow on investment in Williams and assisted Ajay in obtaining a bank credit facility separate from the Williams bank credit facility.

      On June 24, 1999, the Registrant completed a private offering of its common stock through which it raised $420,000 in gross proceeds. See "Item 5. Market for Registrant's Common Equity and Related Stockholders' Matters." The proceeds from this offering were used to purchase 4.2 Units in a private offering made jointly by Pro Golf International, Inc. ("PGI") and Pro Golf Online, Inc. (""PGO"). Each Unit in this offering consisted of 4,000 shares of PGI common stock and 10,000 warrants, each to purchase one share of PGO common stock for $5.00 per share, exercisable on or before June 23, 2002. The purpose of the offering was to raise the funds necessary for PGI to acquire Pro Golf of America, Inc. ("Pro Golf"). This acquisition was completed on June 23, 1999. PGI and PGO are both majority owned subsidiaries of Ajay. PGI operates through its wholly owned operating subsidiary, Pro Golf. Under its prior ownership, Pro Golf opened one of America's first `off-course' retail golf stores in 1962, virtually inventing the retail and discount golf store concept. The retail success led the company to begin franchising in 1975. Today, its franchised stores generate nearly $250 million in golf equipment and apparel sales through the off-course golf shop distribution channel each year. Pro Golf collects initial franchise fees from each new store and ongoing monthly royalties based on product sale that occur in franchised stores. PGO was formed to acquire the Internet operations of Pro Golf and Ajay, and has obtained only limited financing. The Internet site generates limited sales and is still under development. During the 2000 fiscal year, this entity will be assembling its management team, expanding sales and seeking additional financing and the Registrant believes this opportunity has significant potential for long-term success.

      Investment Decisions and Policies. The Registrant's investment decisions are made by its management in accordance with policies approved by its Board of Directors. The Registrant is not a registered investment advisor nor does it operate pursuant to a written investment advisory agreement that must be approved periodically by stockholders. The Registrant relies solely upon its management, particularly its officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions.

      Consistent with its objective of long-term capital appreciation, the Registrant consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Registrant's management, have a significant potential for growth.

      In addition to acquiring investment positions in new and developing companies, the Registrant also may occasionally to invest in more mature privately and publicly-held companies, some of which may be experiencing financial difficulties, but which the Registrant believes have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

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

      The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. To date, the Registrant has made investments primarily in new and developing companies whose securities had no established public market. Most of these companies initially were unable to obtain significant capital on reasonable terms from conventional sources. The Registrant endeavors to assist its investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

      The Registrant believes that it will be most likely to succeed in its investment strategies if its investee companies have strong management teams. Generally, the Registrant focuses as much or more on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth, as it does on identifying, selecting and financing investment opportunities based on promising ideas, products or marketing strategies. Consistent with this belief, the Registrant's managerial assistance often is provided in ways designed to build strong, independent management rather than simply provide management services. For example, the Registrant encourages its investee companies to afford their management teams opportunities for meaningful equity participation and assists them in planning ways to do this. The Registrant also assists in arranging financing, provides guaranties from time to time and occasionally provides limited financing to its investee companies to assist management of its investee companies to achieve their goals with limited supervision from the Registrant.

      The Registrant has never paid cash dividends nor does it have any present intent to do so. The Registrant's future dividend policy is to make limited in-kind distributions of its larger investment positions to its stockholders if and when its Board of Directors deems such distributions appropriate. The Registrant has not made any distributions of its investment portfolio to date, nor does it have any immediate plans to do so.

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


      As a Business Development Company, the Registrant is subject to the provisions of Sections 55 through 65 of the Investment Company Act and certain additional provisions of the Investment Company Act made applicable to business development companies by Section 59 of the Investment Company Act. Under these regulations, the Registrant's investment policies are defined and subject to certain limitations. See "Regulation-Business Development Companies." Furthermore, under Section 58 of the Investment Company Act, the Registrant may not withdraw its election to be so regulated without the consent of a majority of its outstanding voting securities.

      The Registrant has no fixed policy as to business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant has in the past and may continue to invest in assets that are not qualifying assets under Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 1999, and the Registrant does not intend to fall below the 70% requirement as set forth in
Section 55.

      The Registrant endeavors to achieve its objectives in accordance with the following general policies:

      (1)  The  Registrant   acquires   securities  through  negotiated  private
placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

      (2) The Registrant attempts to acquire, if possible and consistent with the Registrant's capital resources, a large or controlling interest in its investees through purchases of equity securities, including warrants, options, and other rights to acquire such securities combined, if appropriate, with debt securities, including demand notes, term loans and guarantees, or debt instruments or preferred stock convertible into, or with warrants to purchase, equity securities.

      (3) The Registrant may make additional or "follow-on" investments in its investees when appropriate to sustain the investees or to enhance or protect the Registrant's existing investment.

      (4) The Registrant determines the length of time it will retain its investment by evaluating the facts and circumstances of each investee and its relationship with such investee. The Registrant generally retains its investments for a relatively long period, sometimes many years, with the result that its rate of portfolio turnover is low. Investments are retained until, in the opinion of the Registrant, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value the Registrant sought (or such a market can be readily established) or until the Registrant decides that its investment is not likely to result in future long-term capital appreciation.

Valuation-Policy Guidelines

      The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with their approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

      There is a range of values, which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. The Registrant's largest investee, Williams, represents over 84% of the total value of the Registrant's investment portfolio and is valued by the Public Market Method, subject to the judgment of the Board of Directors, except for valuing the majority of the warrants held by the Registrant, which are valued under the Appraisal Method and using the best judgment of the Board of Directors. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board may hold officer or director positions with some of the Company's investee companies. No such positions held by the Registrant's board or officers exceed 5% of the investee company's outstanding securities.

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

      The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies;
(4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of June 30, 1999, at least 95% of its assets would be considered qualifying assets.

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

      Most of the transactions involving the Registrant and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Registrant's independent directors and a majority of the directors having no financial interest in the transactions. The effect of the amendment is that the Registrant may engage in certain affiliated transactions that would be prohibited absent prior SEC approval in the case of investment companies, which are not business development companies. However, transactions involving certain closely affiliated persons of the Registrant, including its directors, officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of the Registrant's outstanding Common Stock, (b) any director, executive officer or general partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Registrant's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Registrant or any company controlled by the Registrant. In accordance with the Investment Company Act, a majority of the members of the Registrant's Board of Directors are not interested persons as defined in the Act. The Investment Company Act generally does not restrict transactions between the Registrant and its investee companies.

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

      Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act which, in effect, exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions," and formerly imposed a two-year holding period prior to the sale of restricted securities. In May 1997, the holding period for Rule 144 transactions was reduced to one year in certain circumstances.

      The Registrant may elect to distribute in-kind securities of investee companies to its stockholders. Prior to any such distribution, the Registrant expects that it will need to file, or cause the issuers of such distributed securities to file, a registration statement or, in the alternative, an information statement, which will permit the distribution of such securities and also permit distributee stockholders of the Registrant to sell such distributed securities.

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

      An in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Registrant's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Registrant may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of the Registrant's assets. It is possible that the Registrant may make an in-kind distribution of securities which have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. To date, no such distributions have been made, but the Registrant may consider doing so from time to time, and such a distribution is currently being considered by its Board of Directors.

Managerial Assistance

      The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the Investment Company Act to make significant managerial assistance available at least with respect to investee companies that the Registrant treated as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Registrant varies depending upon the particular requirements of each investee company.

      The Registrant may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Registrant may assist clients in developing and utilizing accounting procedures to efficiently and accurately record transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Registrant also seeks capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. The Registrant introduces its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Registrant also assists with joint ventures, acquisitions and mergers.

      In connection with its managerial assistance, the Registrant may be represented by one or more of its officers or directors on the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in and will frequently initiate planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management. Currently, the Registrant provides managerial assistance to CompuSonics Video, Williams, Ajay, PGI and its operating subsidiary, Pro Golf, and PGO

      Competition The Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than the Registrant and have significantly larger net worths, financial and personnel resources than the Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

Employees
      As of September 30, 1999 the Registrant had one employee, who is also an officer of the Company.

Item 2.     Properties

      The Registrant subleases office space from a stockholder of the Registrant for $515 per month. The Registrant occupies an office and shares a common area. The Registrant believes that the rate paid for this space represents current market rates. The stockholder's lease expires in March 2000 and the Registrant expects to move to a new leased facility at that time.

Item 3.     Legal Proceedings

      None.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Registrant held its Annual Meeting of Shareholders on January 29, 1999. On Janaury 29, 1999, the shareholders approved proposals 1, 4(a) and 5 as described below. The meeting was adjourned to permit the shareholders additional time to consider and vote on the remaining proposals and was reconvened on March 5, 1999. At the reconvened meeting on March 5, 1999, the shareholders approved proposal 3 as described below. The meeting was adjourned to permit additional time for the shareholders to consider their votes on proposals 2, 4(b) and 4(c). The meeting was reconvened for the final time on April 9, 1999 and proposals 2, 4(b) and 4(c) did not receive sufficient affirmative votes to constitute approval by the Registrant's shareholders. The voting results for all proposals considered at the meeting are set forth below.

1. ELECTION OF DIRECTORS

         Robert R. Hebard

         For   410,631     Withhold      4,185
             -----------            -----------

         Carl W. Forsythe

         For   410,404     Withhold      4,411
             -----------            -----------

         H. Samuel Greenawalt

         For   410,644     Withhold      4,172
             -----------            -----------


      2. On approval of the proposal to authorize the Company to sell shares of its capital stock at prices below such stock's net asset value.

         For  291,749      Against  18,722   Abstain/Not Voted    111,712
              -------               ------                        -------

      3. On approval of the proposal to authorize the Company to change the nature of its business and withdraw its election as a business development company under the Investment Company Act of 1940, as amended.

        For   301,196      Against   7,914   Abstain/Not Voted    113,072
              -------               -------                       -------

     4. On approval of the three following proposals to amend the Company's Restated Articles of Incorporation:

         a.  Limitation of Liability to Directors

             For   399,289      Against   13,999    Abstain   1,527
                   -------                ------              -----

         b.  Reduce quorum to one-third

             For   286,731      Against   22,859   Abstain/Not Voted   112,593
                   -------                ------                       -------

         c. Voting requirement reduced to a majority of shares entitled to vote

             For   295,779     Against   14,806   Abstain/Not Voted   111,597
                   -------               ------                       -------

    5. On approval of a proposal to ratify the appointment of Hirsch, Silberstein & Subelsky, P.C. as the independent auditors for the years ended June 30, 1997, 1998 and 1999.

             For   408,228      Against   2,991   Abstain   3,596
                   -------                -----             -----

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         (a)      Market Information

From April 11, 1996 through September 17, 1998, the Registrant's common stock was listed for trading on the Nasdaq SmallCap Market under the stock symbol ENCP. In early 1998, Nasdaq implemented new standards for continued listing. Nasdaq determined, through a hearing process, that the Registrant's common stock did not have sufficient public float to maintain its continued listing and delisted the common stock after the close of business on September 17, 1998. Since September 18, 1998, the principal market in which the Registrant's common stock is traded has been the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The range of high and low bid closing quotations for the Registrant, as published by Nasdaq from July 1, 1997 through September 17, 1998 and the ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 18, 1999 through June 30, 1999 are as set forth below. The OTC electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                         HIGH                     LOW

      Fiscal 1998
      September 30, 1997                   $1.50                   $1.50
      December 31, 1997                    $2.25                   $1.50
      March 31, 1998                       $2.69                   $1.31
      June 30, 1998                        $5.25                   $2.50

      Fiscal 1999
      September 30, 1998                   $4.88                   $2.13
      December 31, 1998                    $3.25                   $2.38
      March 31, 1999                       $3.50                   $2.63
      June 30, 1999                        $4.44                   $2.56

      Holders

      The approximate number of record holders of the Registrant's common stock as of August 31, 1999 was 1,367. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

      Dividends

      The Registrant has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Recent Sales of Securities.
      During June 1999, the Registrant offered for sale and sold 105,000 shares of its common stock at an aggregate offering price of $420,000. This offering was made by the directors and officer of the Registrant solely to accredited investors. In making this offering, the Registrant relied upon and complied with Rule 506 of Regulation D of the rules and regulations promulgated under the Securities Act of 1933, as amended. The offering was not underwritten and no underwriting discounts were applied and no commissions were paid in connection with the sale of these securities.

Item 6.     Selected Financial Data

                                                   June 30,
                      -----------------------------------------------------------------
                           1999          1998          1997          1996          1995
                      ------------------------------------------------------------------
Total assets          $6,647,846     $4,776,505    $4,524,102    $4,123,756    $6,507,903

Total liabilities     $3,119,979     $2,471,488    $2,159,138    $1,820,866    $2,588,871
                      ----------     ----------    ----------    ----------    ----------

Net assets            $3,527,867     $2,305,017    $2,364,964    $2,302,890    $3,919,032
                      ==========     ==========    ==========    ==========    ==========

Realized gain (loss)
  on investments      $       -0-    $       -0-   $  216,000    $  269,410    $   18,914

Total revenues        $    31,264    $   47,241    $  236,643    $  490,338    $  162,539
Total expenses        $   375,050    $  324,901    $  369,088    $  367,489    $  773,905
                      -----------    ----------    ----------    ----------    ----------
Net income (loss)
  from operations     $  (343,785)   $ (277,660)   $ (132,444)   $  122,849   $  (611,366)

Unrealized gain (loss)
  on investments      $ 1,552,635    $  189,713    $  229,517    $(2,569,991)  $1,419,408

Increase (decrease)
 in net assets before cumulative
 effect of income tax
 accounting change    $  802,850     $  (59,947)   $   62,074   $(1,616,142)   $  513,042
                      ==========     ===========   ==========   ============   ===========

Increase (decrease)
 in net assets
 resulting from
 operations           $  802,850     $  (59,947)   $    62,074  $(1,616,142)   $  513,042
                      ==========     ===========   ===========  ============   ===========



                                                                   June 30,
                                             -----------------------------------------------------

                                              1999       1998         1997         1996       1995
*Increase (decrease) in net assets per share -----------------------------------------------------
  before income taxes and cumulative effect
  of income tax and accounting change        $  2.63     $  .32      $  .39      $(4.14)    $  1.37
                                             =======     =======     =======     =======    =======

*Increase (decrease) in net assets per share
  before cumulative effect of income tax
  accounting change                          $  1.36     $ (.10)     $  .11      $(2.74)    $   .87
                                             =======     ========    =======     ========   =======

*Increase (decrease) in net assets per
  share resulting from operations            $  1.36     $ (.10)     $  .11      $(2.74)    $   .87
                                             =======     ========    =======     ========   =======
*Weighted average number of
  shares outstanding                         590,897     590,897     590,897     590,897    590,897
                                             =======     =======    ========     ========   =======

*Prior period numbers for shares outstanding and increase (decrease) per share are restated to reflect the 1-for-75 reverse stock split effected on December
13, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity. In June 1998, the Registrant renewed its line of credit with Comerica Bank and the line was increased to $2,500,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,660,000 shares of Williams Controls common stock owned by the Registrant and 1,864,706 shares of common stock of Ajay owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. The balance of the Registrant's note payable to Comerica as of September 14, 1999 was $2,382,649 and the balances at June 30, 1999 and 1998 were $2,323,249 and $2,081,749, respectively.

Currently, the Registrant's investment activity is limited by its working capital. Capital required for the Registrant's investment activities is expected to be generated from borrowing against their credit line, the sale of portfolio securities or from additional offerings of the Registrant's common stock, of which there can be no assurance. The ability of the Registrant to liquidate portfolio stock is dependent on market conditions over which the Registrant has no control. The Registrant had no material commitments for capital expenditures as of June 30, 1999.

Working capital at June 30, 1999 was $4,294,426 as compared to $2,667,423 at June 30, 1998. The increase in working capital from 1998 to 1999 was mainly due to the change in the value of the Registrant's investment portfolio. For the years ended June 30, 1999, 1998 and 1997 the Registrant's cash flow was dependent primarily upon proceeds from the sale of investee shares and advances from the Registrant's bank lines of credit.

The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities when and to the extent the Board of Directors decides such sales are appropriate or necessary.

The Registrant's largest investee company, Williams, is a publicly held company in which the Registrant owns common stock, common stock purchase warrants and options. Williams, through its subsidiary companies, manufactures and markets sensors, controls and communication systems serving the transportation and communications industries.

The Registrant's second largest investee is Ajay. Ajay is a manufacturer and distributor of golf bags, carts and accessories, and casual outdoor furniture. The Registrant's president is a director and the corporate secretary of Ajay and PGI and PGO, two majority owned subsidiaries of Ajay. During fiscal 1999, the Registrant made investments in the securities of PGI and PGO.

The Registrant's other current investee is CompuSonics Video Corporation ("CVC"). The Registrant's president is also president and chairman of the Board of CVC. CVC is in the business of developing and maintaining internet websites for third party clients.

Management of the Registrant devoted time and resources to providing significant managerial assistance to Williams, Ajay, PGI, PGO and CVC during the fiscal year ended June 30, 1999.

In July 1998, Williams assumed the obligations under a $200,000 note payable from Ajay to the Registrant. During the fiscal year ended June 30, 1999, Williams issued to the Registrant 42,329 shares of its common stock and paid the balance of $100,000 plus accrued but unpaid interest owed to the Registrant under the note.

The Registrant does not anticipate the year 2000 compliance requirements will have a material impact on earnings. The Registrant has initiated replacement of the Registrant's most significant computer programs with new updates that are warranted to be year 2000 compliant. Installation of these updates was completed on September 8, 1999. All other programs subject to year 2000 concerns will be evaluated utilizing internal and external resources to reprogram, replace or test each of them. In connection with the managerial assistance provided by the Registrant to its investee companies, the Registrant has monitored the activities and actions being taken by its investee companies to ensure their compliance with year 2000 requirements. Based on the information available to the Registrant, management of the Registrant believes that its investee companies have taken, or are in the process of taking, all reasonable actions necessary to prevent any material impact on their earnings as a result of the change in the millennium.
      Results of Operations. The Company had total revenues of $31,264 for the fiscal year ended June 30, 1999 as compared to $47,241 during fiscal year ended June 30, 1998 and $236,643 during the fiscal year ended June 30, 1997. The $15,977 decrease from fiscal year June 30, 1998 to June 30, 1999 was due to the decrease in interest income from related entities. The revenue decrease of $189,402 from fiscal year June 30, 1997 to June 30, 1998 was due mainly to the fiscal 1997 amount of $216,000 in the net realized gain on the sale of investments offset by an increase of $23,212 in consulting fees from related companies in 1998. Total assets for the fiscal year ending June 30, 1999 were $6,647,846, an aggregate increase of $1,871,341 over the total assets at June 30, 1998 which were $4,776,505. The changes in total assets at June 30, 1999 versus June 30, 1998 were mainly the result of changes in the value of Registrant's ownership in its largest investee, Williams.

      For the year ended June 30, 1999 the Registrant had a net loss from operations of $343,785 compared to a net loss from operations of $277,660 for the year ended June 30, 1998 and a net loss from operations of $132,444 for the year ended June 30, 1997. The decline from 1998 to 1999 was due to a increase in interest expense and bonus expense. The $145,216 decline from 1997 to 1998 was due to the decrease in net realized gain on sale of investments offset by the decrease in staff salary expense. The Registrant recorded an unrealized gain on investments of $1,552,635 for the fiscal year ended June 30, 1999 as compared to a unrealized gain on investments of $189,713 for the fiscal year ended June 30, 1998 and an unrealized gain on investments of $229,517 for the fiscal year ended June 30, 1997. The change in the unrealized gain for the years indicated is largely the result of the change in the market value of the Registrant's largest investee, Williams.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         (a)(b)   Identification of Directors and Executive Officers
                  --------------------------------------------------

                                  Commencement
                                 date of service
                                as officer and/or
Name                     Position with Company         Age     director
-----------------        ----------------------       -----    -----------------
Robert R. Hebard         Chairman of the Board,        46        6/29/93
                         Chief Executive Officer,
                         President, Treasurer
                         & Director

Carl W. Forsythe         Director                      42        6/28/93

H. Samuel Greenawalt     Director                      70        6/28/93

      No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to any such office or position. All the officers and directors were elected at the last annual meeting of the stockholders of Enercorp to serve one-year terms or until the next election of directors at an annual meeting.

      (c)   Significant Employees

      Not applicable

      (d)   Family Relationships

      None

      (e)   Business Experience

     Robert R. Hebard has served as Chairman of the Board, Chief Executive Officer, President, Treasurer and Director of the Registrant since June 29, 1993. He received a Bachelors Degree in Marketing/Management from Cornell University in 1975 and an MBA from Canisius College in 1982. He was a Director of Kimbro Imaging Systems, Inc. from November 1994 to August 1995. Mr. Hebard also serves as Vice President of Woodward Partners, Inc., a real estate development company in suburban Detroit, Michigan. Mr. Hebard also has served as a Director of Ajay Sports, Inc. since June 1989, and as Ajay's Secretary since September 1990. In June 1999, Mr. Hebard was appointed as the corporate secretary and a member of the boards of directors of Pro Golf International, Inc. and Pro Golf Online, Inc., two majority owned subsidiaries of Ajay.

      Carl W. Forsythe has served as Director of the Registrant since June 28, 1993. Mr. Forsythe received a Master of Business Administration degree from Cornell University in 1982 and a Bachelor of Arts degree from Columbia University in 1979. From 1995 to 1998, Mr. Forsythe was EVP and Director of Retail Banking for HF Ahmanson/Home Savings of America in Irwindale, California. From 1998 to 1999, he was President and CEO of Advanta Mortgage Co. in Spring House, Pennsylvania, the nation's largest servicer of non-conforming real estate loans. Mr. Forsythe is currently President of Web Real Estate.Com in Dallas,
Texas. Web Real Estate.Com is an internet-based provider of commercial real estate sales and leasing information for brokers, developers and investors.


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

      Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 1999, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and filed timely.

Item 11.    Executive Compensation

      Summary CompensationTable

      The following table sets forth information regarding compensation paid to the Company's chief executive officer for the three years ending June 30, 1993. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.
                                     Annual Compensation           Awards
                                                                   Securities
     Name and                                      Other Annual    Underlying
Principal Position    Year     Salary      Bonus   Compensation    Stock Options
                                ($)       ($)           ($)             (#)

Robert R. Hebard      1999     $87,000  $ 25,000       $-0-          -0-
President and         1998     $87,000  $     -0-      $-0-          -0-
Chief Executive       1997     $87,000  $ 25,000       $-0-          -0-
Officer

      Option/SAR Grant Table

      No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 1999.


      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

      No stock options were exercised during the fiscal year ended June 30, 1999. The table below sets forth information related to the value at June 30, 1999 of unexercised options held by the Company's President and Chief Executive Officer.


-----------------------------------------------------------------------------------------

                           Number of Securities           Value of Unexercised
                           Underlying Unexercised         In-The-Money Stock
                           Stock Options at June          Options at June 30, 1999
                           30, 1999 (#)                                    ($)

Name                       Exercisable    Unexercisable    Exercisable     Unexercisable
-------------------        ------------   --------------   ------------    --------------

Robert R. Hebard,          10,561                   -0-        $7,928         $-0-
President and Chief
Executive Officer
-----------------------------------------------------------------------------------------

      Compensation of Directors

      The Registrant has an arrangement with its disinterested non-employee directors to pay them a fee of $500 for each regular and non-scheduled Board meeting attended in person.



Item 12.    Security Ownership of Certain Beneficial Owners and Management

      (a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

      Set forth below is information as to certain persons known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's directors and named executive officers, individually, and executive officers and directors as a group, as of September 14, 1999:

                                 Amount and Nature
Name and Address of                  of Beneficial               Percent
 Beneficial Owner                     Ownership                 of Class
--------------------------       -------------------          -----------

Robert R. Hebard                            39,648                  5.6%
7001 Orchard Lake Road                   (1)(2)(3)
Suite 424
W. Bloomfield, MI 48322

H. Samuel Greenawalt                        14,333                  2.1%
27777 Inkster Road
Farmington Hills, MI 48333

Carl W. Forsythe                               -0-                    0%
4553 Glenn Curtis
P.O. Box 2689
Addison, TX  75001

Thomas W. Itin                             49,149                   7.1%
7001 Orchard Lake Road, Ste. 424            (4)(5)
W. Bloomfield, MI 48322

Charles Maginnis                            60,000                  8.6%
c/o Corporate Securities Group, Inc.
7600 Southland Blvd. Suite 101
Orlando, FL  32809

Dr. Vasant Chheda                           50,000                  7.2%
c/o Corporate Securities Group, Inc.
7600 Southland Blvd. Suite 101
Orlando, FL  32809


Executive officers and                      53,981                  7.7%
directors as a group                     (1)(2)(3)
(three persons)


      (1) Includes 1,333 shares held in a custodian account under the Uniform Gifts to Minors Act for the benefit of Mr. Hebard's daughter. Mr. Hebard disclaims beneficial ownership of the 1,333 shares in the custodial account.

      (2) Includes 10,581 shares of common stock options currently exercisable or exercisable within 60 days from August 31, 1999.

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




         (5)      Includes the following:

                  Company                                  Shares               Relationship to Mr. Itin
                  ------------------------------          ---------------       ------------------------------

                  LBO Capital                               15,341              Chairman &  principal stockholder
                  TICO                                      16,000              Managing Partner
                  SICO                                       2,667              Partner
                  First Equity Corporation                   4,875              Spouse is President
                  Thomas W. Itin IRA Trust                   5,333              Trustee
                  IOC, Inc. Profit Sharing Trust             4,933              Trustee
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

Item 13.    Certain Relationships and Related Transactions

      Except as may otherwise be disclosed in this report, the Registrant does not have relationships with and has not entered into related party transactions with management or others.

                                    PART IV

Item 14.       Exhibits, Financial Statements Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report immediately following the signature page, or are incorporated by reference

            (1)   Financial Statements

                  Independent Auditor's Report                             F-1

                  Statements of Assets and Liabilities,
                    June 30, 1999 and 1998                                 F-2

                  Schedule of Investments, June 30, 1999 and 1998    F-3 - F-6

                  Statements of Changes in Stockholders' Equity
                    for the Years Ended June 30, 1999, 1998, and 1997      F-7

                  Statements of Operations for the Years Ended
                    June 30, 1999, 1998, and 1997                          F-8

                  Statements of Cash Flows for the Years Ended
                    June 30, 1999, 1998 and 1997                    F-9 - F-10

                  Notes to Financial Statements                    F-11 - F-15

            (2)   Financial Statement Schedules:
                        Amounts Receivable from Affiliated
                        Parties, Underwriters, Promoters,
                        and Employees Other than Related
                        Parties                                            S-1

                  Valuation and Qualifying Accounts and Reserves           S-2

            (3) Exhibits:

                  3.1 Amended and Restated Articles of Incorporation as Filed with the Secretary of State, State of Colorado, April 2, 1996****

                  3.2    Bylaws*


                 10.4 Comerica Loan documents with Enercorp, Inc. dated July 30 1997.*****

                 10.5 Amended Comerica Loan document with Enercorp, Inc. regarding increase in line of credit. ******

                 20.1  Statement of Risk to Stockholders ******

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

***** Incorporated by reference from Exhibits 10.1 to 10.5 to the Registrant's Form 10-Q for quarter ending September 30, 1997.

****** Incorporated by reference from Exhibits 10.5 to 20.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1998.

      (b) Reports on Form 8-K.

      (c) Required exhibits are incorporated by reference.

      (d) Financial statement schedules are attached hereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ENERCORP, INC.
                                  (Registrant)


                              By \S\Robert R. Hebard
                                -------------------------------
                                Robert R. Hebard, President

Date:     October 12, 1999
     ---------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     October 12, 1999                           \S\Robert R. Hebard
     ---------------------                           ---------------------------
                                                    Robert R. Hebard, Director
                                                    Principal Executive,
                                                    Accounting and Financial
                                                    Officer)



Date:     October 12, 1999                           \S\Carl W. Forsythe
     ---------------------                           ---------------------------
                                                     Carl W. Forsythe, Director


Date:     October 12, 1999                           \S\H. Samuel Greenawalt
     ---------------------                           ---------------------------
                                                     H. Samuel Greenawalt,
                                                     Director

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 1999, and the related statements of changes in stockholders' equity, operations and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Enercorp, Inc. as of June 30, 1998 and 1997 were audited by other auditors whose reports dated September 22, 1998 and September 23, 1997 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 1999 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on S-1 and S-2 are presented for purposes of complying with rules of the Securities and Exchange Commission and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the 1999 financial data required to be set forth therein in relation to the basic financial statements taken as whole.


/S/JL Stephan, PC
-------------------------
JL Stephan, PC

Traverse City, Michigan
September 14, 1999


                                                     Enercorp, Inc.
                                         Statements of Assets and Liabilities

                                                                            June 30,               June 30,
ASSETS                                                                        1999                   1998
                                                                       ------------------      ----------------
       Investments, at fair value, cost of $2,204,888 and
            $1,684,888 at June 30, 1999 and 1998, respectively         $      6,610,996        $      4,538,361
       Cash                                                                      16,907                  16,128
       Accounts receivable - related party                                            6                       0
       Accrued interest receivable - net of allowance for
            uncollectible interest receivable of $17,339 and
            $14,908 at June 30, 1999 and 1998, respectively                       5,780                   9,707
       Notes receivable - related parties,  net of allowance for
            uncollectible notes receivable of $23,147 at June
            30, 1999 and 1998, respectively                                       7,715                 207,715
       Furniture and fixtures, net of accumulated depreciation
            of $7,763 and $6,238 at June 30, 1999 and 1998,
            respectively                                                          4,674                   2,697
       Other assets                                                               1,767                   1,897
                                                                        ------------------     ----------------
                                                                         $    6,647,846        $      4,776,505
                                                                        ==================     ================

LIABILITIES AND NET ASSETS

Liabilities
       Note payable - bank                                               $    2,323,249        $      2,081,749
       Accounts payable and accrued liabilities                                  23,730                  22,739
       Deferred tax liability                                                   773,000                 367,000
                                                                        -------------------    ----------------
                                                                              3,119,979        $      2,471,488
                                                                        -------------------    ----------------
Net assets
       Common stock, no par value: 10,000,000 shares
            authorized, 695,897 shares issued and
            outstanding at June 30, 1999 and 590,897 shares
            issued and outstanding at June 30, 1998.                          1,888,251               1,468,251

       Preferred stock, no par value:  1,000,000 shares
            authorized, -0- issued and outstanding                                   -0-                     -0-

       Accumulated deficit                                                   (1,268,492)             (1,046,707)

       Unrealized net gain on investments, net of deferred
            income taxes of $1,485,000 and $970,000 at
            June 30, 1999 and 1998, respectively                              2,908,108               1,883,473
                                                                          ------------------     ----------------
                                                                              3,527,867               2,305,017
                                                                          ------------------     ----------------
                                                                          $   6,647,846          $    4,776,505
                                                                          ==================     ================

                                             See notes to financial statements
                                                          F-2


                                                                Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 1999


                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business           Date    Resale       Shares Owned     Equity       Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product
                                        Development                                                1,751 $           -  $         2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensor                   (e)                400,000        60,000    1,187,500
                                     and control systems                      (e)                850,000       127,500    2,523,438
                                                                              (e)                330,000       412,500      979,688
                                                                              (e)                 30,000       108,750       89,063
                                                                              (e)                 50,000       125,000      148,438
                                                                              (e)                150,000        61,500      445,313
                                                                                                  42,329       100,000      125,664

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer
                                     and Distributor                          (e)                294,118       600,000      537,750
                                                                              (e)                 16,667        37,500       30,473

     Pro Golf International, Inc.   Franchisor of retail golf stores          (a)                 16,800       419,832      419,832

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer
                                     and Distributor                                               2,000        20,000        9,000

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*        Manufacturer of sensors         08/04/04 (c)                 25,000             -       13,280
                                     and control systems             05/03/05 (c)                 25,000             -            -
                                                                     09/13/06 (c)(f)              50,000             -       21,250
                                                                     03/12/03 (c)(g)              50,000             -       29,113
                                                                     10/02/98 (c)(h)              50,000             -       37,188

    Pro Golf Online, Inc.            Internet sale of golf related   06/23/02 (c)                 42,000           168          168
                                     products
                                                                                                           -----------  -----------
                                                                                                             2,179,227    6,606,161



                                                       See notes to financial statements
                                                                     F-3

                                                                 Enercorp, Inc.
                                                       Schedule of Investments (Continued)
                                                                 June 30, 1999




                                                                              Restrictions Number           Cost
                                                                  Expiration  as to        of               and/or       Fair
                                                                    Date      Resale       Shares Owned     Equity       Value
                   Company           Description of Business

UNAFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     Immune Response                 Holding Company                                          10,000,000         5,000            -
     Vitro Diagnostics               Diagnostic Test Kits                                            300         1,500           45
     ProConnextions, Inc.            Sports Memorabilia Marketing             (a)                191,610        19,161        4,790
                                                                                                            -----------  -----------
                                     Sub-total - UNAFFILIATED COMPANIES                                         25,661        4,835
                                                                                                            -----------  -----------
                                     Total - ALL COMPANIES                                               $   2,204,888 $  6,610,996
                                                                                                            ===========  ===========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated. (c)No public market exists for this security. (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e) Pledged as collateral  against a line of credit with Comerica Bank.
     (f) Options will vest an additional 25% on 9/13/99.
     (g) Options will vest an additional 25% on 3/12/00 and 3/12/01 consecutively.
     (h) Options will vest an additional 25% on 10/2/99, 10/2/00 and 10/2/01 cosecutively.

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




                                                      See notes to financial statements
                                                                     F-4



                                                                 Enercorp, Inc.
                                                            Schedule of Investments
                                                                 June 30, 1998

                                                                               Restrictions Number           Cost
                                                                    Expiration as to        of               and/or       Fair
                   Company           Description of Business           Date    Resale       Shares Owned     Equity       Value

AFFILIATED COMPANIES
   Common Stocks - Public Market Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product
                                        Development                                                1,751 $           -  $         2
                                                                                              10,000,000       106,477        9,000

     Williams Controls, Inc.*        Manufacturer of sensor                   (e)                400,000        60,000      945,000
                                     and control systems                      (e)                850,000       127,500    2,008,125
                                                                              (e)                330,000       412,500      779,625
                                                                              (e)                 30,000       108,750       70,875
                                                                              (e)                 50,000       125,000      118,125
                                                                              (b)(e)             150,000        61,500      334,688

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer     (e)              1,764,706       600,000      248,162
                                     and Distributor                          (e)                100,000        37,500       14,063

   Preferred Stocks - Public Market Method of Valuation (d)

     Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                          2,000        20,000        5,850
                                     and Distributor

   Warrants and Stock Options - Board Appraisal Method of Valuation (d)

     CompuSonics Video Corporation*  Digital Video Product Development        (c)                300,000             -            -

     Williams Controls, Inc.*        Manufacturer of sensors         08/04/99 (c)                 25,000             -            -
                                     and control systems             05/03/00 (c)                 25,000             -            -
                                                                     09/13/99 (c)                 50,000             -            -
                                                                     03/12/03 (c)(f)              50,000             -            -
                                                                                                           -----------  -----------

                                                                                                             1,659,227    4,533,515



                        See notes to financial statements
                                                                     F-5

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
                                                                                                            ===========  ===========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after November 8, 1998.
     (c) No public market exists for this security.
     (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e) Pledged as collateral  against a line of credit with Comerica Bank.
     (f) Options will vest at 25% on 9/12/98, 9/12/99, 9/12/00 & 9/12/01 consecutively.

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




                                                      See notes to financial statements
                                                                      F-6


                                                   Enercorp, Inc.
                                   Statement of Changes in Stockholders' Equity
                                 For the Years Ended June 30, 1999, 1998 and 1997


                                                                           Retained Earnings
                                                               --------------------------------------
                                                   Common Stock                   (Accumulated    Unrealized
                                         Shares               Amount              Deficit)         Net Gain          Total
                                       ---------------      ---------------     --------------   ---------------   --------------


Balance at June 30, 1996                    590,897           $1,468,251           ($772,605)       $1,607,244      $2,302,890

Net loss                                         --                   --             (88,444)               --         (88,444)

Unrealized gain on investments,
  net of taxes                                   --                   --                  --           150,518         150,518
                                       ---------------      ---------------     --------------   ---------------   --------------

Balance at June 30, 1997                    590,897            1,468,251            (861,049)        1,757,762       2,364,964

Net loss                                         --                   --            (185,660)               --        (185,660)

Unrealized gain on investments,
  net of taxes                                   --                   --                  --           125,713         125,713
                                       ---------------      ---------------     --------------   ---------------   --------------

Balance at June 30, 1998                    590,897            1,468,251          (1,046,709)        1,883,475       2,305,017

Increase in Common Stock                    105,000              420,000                                               420,000

Net loss                                         --                   --            (221,783)               --        (221,783)

Unrealized gain on investments,
  net of taxes                                   --                   --                  --         1,024,633       1,024,633
                                       ---------------      ----------------    --------------    ---------------   --------------

Balance at June 30, 1998                    695,897            1,888,251          (1,268,492)        2,908,108       3,527,867
                                       ===============      ================    ==============    ===============   ==============





                        See notes to financial statements
                                       F-7



                                                      Enercorp, Inc.
                                                Statements of Operations


                                                                               For the years ended June 30,
                                                           ------------------------------------------------------------
                                                                1999                    1998                   1997
                                                           ------------------    ------------------   -----------------
REVENUES
         Interest income                                   $             -0-     $           -0-       $            -0-
         Interest income from related entities                        6,264              22,241                 17,355
         Consulting fees from related companies                      25,000              25,000                  1,788
         Net realized gain on sale of investments                        -0-                 -0-               216,000
         Dividend income from affiliated company                         -0-                 -0-                 1,500
                                                           ------------------      ------------------   ------------------
                                                                     31,264              47,241                236,643
                                                           ------------------      ------------------   ------------------
EXPENSES
         Salaries - officer                                          87,000              87,000                122,000
         Bonus expense - officer                                     25,000                  -0-                    -0-
         Directors' fees                                                 -0-              1,000                     -0-
         Staff salaries                                                  -0-                 -0-                20,332
         Legal, accounting and other professional fees               19,921              14,686                 11,537
         Interest expense - other                                   193,552             181,123                162,538
         Bad debt expense                                             2,431               2,431                  2,433
         Other general and administrative expenses                   47,145              38,661                 50,248
                                                           ------------------      ------------------   ------------------
                                                                    375,050             324,901                369,088
                                                           ------------------      ------------------   ------------------

         Net gain (loss) from operations before taxes              (343,785)           (277,660)              (132,444)
         Income taxes (Note 5)                                      122,000              92,000                 44,000
                                                           ------------------      ------------------   ------------------

         Net gain (loss) from operations after taxes               (221,785)           (185,660)               (88,444)
                                                           ------------------      ------------------   ------------------

         Net unrealized gain (loss) on investments before taxes   1,552,635             189,713                229,517
         Income taxes (Note 5)                                     (528,000)            (64,000)               (78,999)
                                                           ------------------      ------------------   ------------------

         Net unrealized gain (loss) on investment after taxes     1,024,635             125,713                150,518
                                                           ------------------      ------------------   ------------------

         Increase (decrease) in net assets resulting
         from operatiions                                  $        802,850        $    (59,947)        $       62,074
                                                           ==================      ==================   ==================

         Increase (decrease) in net assets per share       $           1.36        $      (0.10)        $         0.11
                                                           ==================      ==================    ==================


                        See notes to finacial statements
                                       F-8



                                 Enercorp, Inc.
                            Statements of Cash Flows


                                                                                         For the years ended June 30,
                                                                     ---------------------------------------------------------------
                                                                           1999                    1998                   1997
                                                                     ------------------      -----------------      ----------------
Cash flows from operating activities:
           Increase (decrease) in net assets                       $           802,850     $          (59,947)    $         62,074
                                                                     ------------------      -----------------      ----------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
           Depreciation                                                          1,525                  1,491                  659
           Bad debt provision on notes receivable
             and interest net of write offs                                      2,431                  2,431                2,433
           Stock received for consulting services                                   -0-                    -0-            (125,000)
           Gain on sale of investments                                              -0-                    -0-            (216,000)
           (Gain) Loss on sale of fixed assets                                      -0-                    -0-                (777)
           Unrealized (gain) loss on investments                            (1,552,635)              (251,213)            (229,517)
           (Increase) in accounts receivable - related party                        -0-                    -0-              (2,985)
           (Increase) in interest receivable                                     1,496                  6,135              (14,922)
           Decrease in accounts receivable from
             related party                                                          (6)                 2,985              125,000
           (Increase) Decrease in other assets                                     130                  1,796               11,936
           Increase (Decrease) in accounts payable and
             accrued expenses                                                      990                  3,751               12,840
           Increase(Decrease) in accrued salaries                                   -0-               (32,250)              32,250
           Increase (Decrease) in deferred taxes                               406,000                (28,000)              35,000
                                                                     ------------------      -----------------      ----------------
           Total adjustments                                                (1,140,070)              (292,873)            (369,083)
                                                                     ------------------      -----------------      ----------------
Net cash (used) by operating activities                                       (337,220)              (352,820)            (307,009)
                                                                     ------------------      -----------------      ----------------

Cash flows from investing activities:
           Purchase of investments                                            (520,000)                    -0-                  -0-
           Sale of investments                                                      -0-                    -0-             250,000
           Payments received on note receivable                                200,000                     -0-                  -0-
           Issuance of notes receivable                                             -0-                    -0-            (200,000)
           Proceeds from sale of fixed assets                                       -0-                    -0-                  -0-
           Purchase of furniture and fixtures                                   (3,501)                    -0-              (1,565)
                                                                     ------------------      -----------------      ----------------
           Net cash provided (used) by investing activities                   (323,501)                    -0-               48,435
                                                                     ------------------      -----------------      ----------------




                        See notes to financial statements
                                       F-9


                                                                   Enercorp, Inc.
                                                        Statements of Cash Flows (Continued)


                                                                                     For the years ended June 30,
                                                                     ---------------------------------------------------------------
                                                                           1999                    1998                   1997
                                                                     ------------------      -----------------      ----------------
Cash flows from financing activities:
           Proceeds from sale of common stock                                  420,000                    -0-                    -0-
           Proceeds from notes payable                                         267,500                368,849               508,179
           Principal payments of notes payable                                 (26,000)                   -0-              (250,000)
                                                                     ------------------      -----------------      ----------------
           Net cash provided by investing activities                           661,500                368,849               258,179
                                                                     ------------------      -----------------      ----------------

Increase (Decrease) in cash                                                        779                 16,029                  (396)

Cash, beginning of period                                                       16,128                     99                   494
                                                                     ------------------      -----------------      ----------------

Cash, end of period                                               $             16,907    $            16,128    $               99
                                                                     ==================      =================      ================

Supplemental disclosures of cash flow information:
           Interest paid                                          $            176,704    $           165,099    $          148,982
                                                                     ==================      =================      ================

           Interest received                                      $              3,023    $            28,377    $               -0-
                                                                     ==================      =================      ================





                                                         See notes to financial statements
                                                                        F-10

                                 Enercorp, Inc.
                    Notes to Financial Statements (Continued)



         Note 1:  Summary of Significant Accounting Policies

         Significant accounting policies are as follows:

         a.       Business History
                  ----------------
         Enercorp, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 30, 1978. During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company. For the years ended June 30, 1999, 1998 and 1997 the Company's cash flows have been dependent primarily upon sale of stock and loans.

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

         d.       Furniture and Equipment
                  -----------------------
         Expenditures for furniture and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in the results of operations.

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

         f.       Revenue Recognition
                  -------------------
         Due to the uncertainty of collection, the Company recognizes all types of consulting fee revenues from portfolio companies as cash is received. All other revenues are recognized on the accrual basis.

         g.       Net Assets per Share
                  --------------------
         In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 1999 and June 30, 1998, respectively was $ 5.07 and $3.90 per share based on 695,897 shares outstanding in 1999 and 590,897 shares outstanding in 1998.

         Note 2:  Investments
                  -----------
               Investments consist of holdings of securities in publicly and privately held companies. The Company's largest portfolio company is Williams Controls, Inc. ("Williams"). At June 30, 1999 Williams represented 84.7% of the Company's investments at fair market value.


Note 3:  Related Party Transactions
         --------------------------
         a.       Accounts Receivable - Related Party
                  -----------------------------------
         The Company has an account receivable from Williams Controls, Inc. for miscellaneous expenses for the benefit of Ajay Sports, Inc. At June 30, 1999 and 1998 accounts receivable related party was $6 and $0.

b.       Notes Receivable - Related Entities
         -----------------------------------
         The Company has notes receivable from ProConnextions, Inc., ("PCI"). All of the notes are due on demand. The notes have interest rates of 12% and 10%. There is no collateral for the notes. The Company is a shareholder in PCI. The notes receivable balance, net of allowance for uncollectible note receivable, from PCI at was $7,715 at June 30, 1999 and 1998.

         On July 1, 1998, the Registrant and Williams signed an agreement under which Williams agreed to issue 42,329 shares of its common stock to the Registrant and assumed the $200,000 note payable by Ajay to the Registrant for $100,000, in full repayment of the Ajay note assumed payable. The balance of the note from Ajay at June 30, 1999 and 1998 was $0 and $200,000, respectively. The balance of the note receivable from Williams, which replaced the note receivable from Ajay, was $0 as of September 14, 1999.


Note 4:  Note Payable - Bank
         -------------------

         In June 1998, the Registrant renewed its line of credit and increased its borrowing there under to $2,500,000 with interest at 3/4% over prime by Comerica Bank ("Comerica"). Collateral for the line of credit included all of the shares of Williams Controls common stock owned by the Registrant at the time (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant at the time (1,864,706). Borrowing was limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. The balance of the Registrant's note payable to Comerica as of September 14, 1999 was $2,382,649 and the balances of the Registrant's Notes Payable-Bank at June 30, 1999 and 1998 were $2,323,249 and $2,081,749, respectively.

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

         Income tax expense for the years ended June 30, 1999, 1998 and 1997 consisted of:

                       1999                     1998                    1997
                       ----                     ----                    ----
  Current      $         -0-               $        -0-             $       -0-
  Deferred          406,000                    (28,000)                 35,000
                    -------                    --------                 ------
                 $  406,000                $   (28,000)                $35,000

The components of the deferred tax liability at June 30, 1999 and 1998 consist of the following:

                                            6/30/99                  6/30/98
                                       -------------            -------------
 Unrealized gain on investments        $   1,498,000               $ 970,000
 Capital loss carryover                           -0-                     -0-
 Accrued officer wages                            -0-                     -0-
 Allowance for notes receivable              (12,000)                (12,000)
 Net operating loss carry over              (713,000)              ( 591,000)
                                            ---------              ----------
                                        $    773,000             $   367,000
                                        =============            ============

         At June 30, 1999, the Company has net operating losses carry forward available to offset future taxable income of approximately $1,960,000 that expires during various years through June 30, 2014.


Note 6:  Operating Leases
         ----------------
         The Company is currently renting space from an affiliate. Lease expense was $6,088, $6,180 and $8,090 for the years ending June 30, 1999, 1998 and 1997, respectively. Future minimum lease obligations are as follows:

                           6/30/99              $6,088
                                                ------
Note 7:  Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 8:  Other Subsequent Events
         -----------------------
         On August 27, 1999, the Registrant filed a Form 8-K regarding the Registrant's engagement with the accounting firm of J.L. Stephan Co., P.C. to act as its independent accounting firm, to replace Hirsch Silberstein & Subelsky, P.C. The decision by Hirsch Silberstein & Subelsky, P.C. to resign was a result of one of its members, Ronald N. Silberstein, leaving the firm to become Ajay Sports, Inc.'s Chief Financial Officer and Chief Administrative Officer. Following Mr. Silberstein's departure, the Registrant was advised that the firm will concentrate its practice of providing accounting related services to individuals and privately held businesses.



                                 Enercorp, Inc.
                   Amounts Receivable from Affiliated Parties
        Underwriters, Promoters and Employees Other than Related Parties


------------------------------------------------------------------------------------------------------------------------------------
                           Column A                   Column B    Column C              Column D                      Column E
------------------------------------------------------------------------------------------------
                                                                                        Deductions            Balance end of period
                                                                                 ---------------------------------------------------
                                                   Balance at                      (1)             (2)            (1)         (2)
                                                   beginning of                  Amounts          Amounts                    Non-
                           Name of Debtor          Period        Additions (a)   Collected (a)    Written off    Current     Current
====================================================================================================================================

For the year ended
June 30, 1999

Notes receivable from      ProConnextions, Inc.       30,862           -                 -                        30,862         -
affiliated companies       Williams Controls, Inc.  $200,000           -          $200,000                             0

Accounts receivable from   Ajay Sports, Inc.          $    0                             -                 -           0         -
affiliated companies
                                                   ---------------------------------------------------------------------------------
                                                    $230,862          $0          $200,000                $0     $30,862        $0
====================================================================================================================================

For the year ended
June 30, 1998

Notes receivable from      Pro Connextions, Inc.      30,862           -                 -                        30,862         -
affiliated companies       Williams Controls, Inc.  $200,000           -                                         200,000

Accounts receivable from   Ajay Sports, Inc.          $2,985                        $2,985                 -           0         -
affiliated companies
                                                   ---------------------------------------------------------------------------------
                                                    $233,847          $0            $2,985                $0    $230,862        $0
====================================================================================================================================


                        See notes to financial statements
                                       S-1


                                                                Enercorp, Inc.
                                                Valuation and Qualifying Accounts and Reserves


------------------------------------------------------------------------------------------------------------------------------------
             Column A                       Column B                  Column C                   Column D             Column E
                                    Additions
------------------------------------------------------------------------------------------------------------------------------------
                                            Balance at        Charge to         Charged to                            Balance at
                                            beginning         costs/            other accounts                        end
                                            of period         expenses          describe         Deductions           of period
====================================================================================================================================

For the year ended June 30, 1999
Allowance for uncollectible accounts
                                         -------------------------------------------------------------------------------------------
  Notes receivable                            $23,147                                                                   $23,147
                                         -------------------------------------------------------------------------------------------
  Interest receivable                         $14,908                                               (2,431)             $17,339
                                         -------------------------------------------------------------------------------------------
For the year ended June 30, 1998
Allowance for uncollectible accounts
                                         -------------------------------------------------------------------------------------------
  Notes receivable                            $23,147                                                                   $23,147
                                         -------------------------------------------------------------------------------------------
  Interest receivable                         $12,477                                               (2,431)             $14,908
                                         -------------------------------------------------------------------------------------------
For the year ended June 30, 1997
Allowance for uncollectible accounts
                                         -------------------------------------------------------------------------------------------
  Notes receivable                            $23,147                                                                   $23,147
                                         -------------------------------------------------------------------------------------------
  Interest receivable                         $10,044                                               (2,433)             $12,477
------------------------------------------------------------------------------------------------------------------------------------



                                                         See notes to financial statements
                                                                        S-2