Form 10-Q
period 1999-09-30
ENERCORP INC
filed 1999-11-15
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                     OF 1934

            FOR THE TRANSITION PERIOD FROM              TO
                                            ----------     ----------
                         Commission File Number: 0-9083
                                                --------

                                 Enercorp, Inc.
             (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
-------------------------------                         ----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                              48322
---------------------------------------                 ----------------------
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
                              Yes  X     No
                                 ------    ------
Number of shares of common stock outstanding at September 30, 1999:  695,897

                                 Enercorp, Inc.

       Form 10-Q Filing for the Second Quarter Ended September 30, 1999
                                      INDEX
                                                                            Page
                                                                          Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                              3

            Statements of Assets and Liabilities
September 30, 1999 (Unaudited) and June 30, 1999                              4

            Schedule of Investments (Unaudited), September 30, 1999         5-6

            Schedule of Investments June 30, 1999                           7-8

            Statements of Operations (Unaudited) for the Three
            Months Ended September 30, 1999 and 1998                          9

            Statements of Cash Flows (Unaudited) for the Three
            Months Ended September 30, 1999 and 1998                         10

            Notes to Financial Statements                                    11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                13
Item 2.     Changes in Securities                                            13
Item 3.     Defaults Upon Senior Securities                                  13
Item 4.     Submission of Matters to a Vote of Security Holders              13
Item 5.     Other Information                                                13
Item 6.     Exhibits and Reports on Form 8-K                                 13
            Signature Page                                                   14

                                 Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1999.




                                 Enercorp, Inc.
                      Statements of Assets and Liabilities

                                                                 September 30,        June 30,
ASSETS                                                                1999              1999
                                                                 ---------------    -------------

     Investments, at fair value, cost of $1,784,888 and $2,204,888
        at September 30, 1999 and June 30, 1999 respectivel$          4,808,544   $    6,610,996
     Cash                                                                18,381           16,907
     Accounts receivable - related party                                    179                6
     Accrued interest receivable - net of allowance for
        uncollectible interest receivable of $18,074 and $17,339
        at September 30, 1999 and June 30, 1999, respectively           437,368            5,780
     Note receivable - related parties  net of allowance for
        uncollectible notes receivable of $27,776 and $23,147
        at September 30, 1999 and June 30, 1999, respectively             3,086            7,715
     Furniture and fixtures, net of accumulated depreciation
           of $8,230 and $7,763 at September 30, 1999 and
                              June 30, 1999, respectively                 4,206            4,674
     Other assets                                                         1,454            1,767
                                                                 ---------------    -------------
                                                               $      5,273,219   $    6,647,846
                                                                 ===============    =============

LIABILITIES AND NET ASSETS

Liabilities
     Note payable - bank                                       $      2,413,649   $    2,323,249
     Accounts payable and accrued liabilities                            24,525           23,730
     Deferred tax liability                                             268,000          773,000
                                                                 ---------------    -------------
                                                                      2,706,174        3,119,979
                                                                 ---------------    -------------
Net assets
     Common stock, no par value: 10,000,000 shares
        authorized, 695,897 and 590,897 shares issued and
         outstanding September 30, 1999 and June 30, 1999             1,888,251        1,888,251

     Preferred stock, no par value:  1,000,000 shares
                   authorized, -0- issued and outstanding                    -0-              -0-

     Accumulated deficit                                             (1,316,865)      (1,268,492)

     Unrealized net gain on investments, net of deferred
             income taxes of $1,028,000 and $1,498,000 at
        September 30, 1999 and June 30, 1999, respectively            1,995,659        2,908,108
                                                                 ---------------    -------------
                                                                      2,567,045        3,527,867
                                                                 ---------------    -------------
                                                               $      5,273,219   $    6,647,846
                                                                 ===============    =============






                                 Enercorp, Inc.
                                                         Schedule of Investments
                               September 30, 1999

                                                                                    Restrictions  Number           Cost
                                                                       Expiration   as to         of               and/or     Fair
                         Company        Description of Business        Date         Resale        Shares Owned     Equity     Value

AFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development                        1,751  $         -  $          2
                                                                                            10,000,000      106,477        90,000

        Williams Controls, Inc.*        Manufacturer of sensor and                    (e)      400,000       60,000       950,000
                                        control systems                               (e)      850,000      127,500     2,018,750
                                                                                      (e)      330,000      412,500       783,750
                                                                                      (e)       30,000      108,750        71,250
                                                                                      (e)       50,000      125,000       118,750
                                                                                      (e)      150,000       61,500       356,250
                                                                                                42,329      100,000       100,531

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer          (e)      294,118      600,000       215,206
                                                                                      (e)       16,667       37,500        12,195

    Preferred Stocks - Public Market Method of Valuation (d)

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                     2,000       20,000         5,850

    Warrants and Stock Options - Board Appraisal Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development             (c)      300,000            -             -

        Williams Controls, Inc.*        Manufacturer of sensor and          08/04/04  (c)       25,000            -             -
                                        control systems                     05/03/05  (c)       25,000            -             -
                                                                            09/13/06  (c)       50,000                          -
                                                                            03/12/03  (c)(f)    50,000            -         2,550
                                                                            10/02/08  (c)(g)    50,000            -        10,625
                                                                                                          ----------   -----------
                                                                                                          1,759,227     4,735,709


                                                    See notes to financial statements
                                                                   5
                                                                                                                        (Continued)



                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                               September 30, 1999

                                                                                    Restrictions   Number         Cost
                                                                       Expiration   as to          of             and/or     Fair
                                                                       Date         Resale         Shares Owned   Equity     Value
                         Company        Description of Business

UNAFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        Immune Response, Inc.           Holding Company                              (h)      100,000        5,000        68,000
        Vitro Diagnostics               Diagnostic Test Kits                                      300        1,500            45
        ProConnextions, Inc.            Sports Memorabilia Marketing                 (a)      191,610       19,161         4,790
                                                                                                          ----------   -----------
                                        Sub-total - UNAFFILIATED COMPANIES                                  25,661        72,835
                                                                                                          ----------   -----------
                                        Total - ALL COMPANIES                                          $ 1,784,888  $  4,808,544
                                                                                                          ==========   ===========


     (a)Non-public company whose securities are privately owned.
     (b)May be sold under the  provisions of Rule 144 of the  Securities  Act of
     1933 after a holding  period which  expires in the month  indicated.  (c)No public  market for this  security  exists.  (d)The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account
        a variety of factors,  including  recent and historical  prices of these securities,  recent  transactions  completed by the  Company,  and other factors that the Board believes are applicable.
     (e)Pledged as collateral against a line of credit with Comerica Bank.
     (f)Options will vest an additional 25% on 3/12/00 and 3/12/01 consecutively.
     (g)Options will vest an additional 25% on 10/2/99, 10/2/00 & 10/2/01 consecutively.
     (h)In August 1999, Immune Response completed a 1-for-100 reverse stock split.

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







                                                    See notes to financial statements

                                                                    6


                                 Enercorp, Inc.
                                                         Schedule of Investments
                                                              June 30, 1999

                                                                                    Restrictions   Number         Cost
                                                                       Expiration   as to          of             and/or    Fair
                         Company        Description of Business        Date         Resale         Shares Owned   Equity    Value

AFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development                        1,751  $         -  $          2
                                                                                            10,000,000      106,477         9,000

        Williams Controls, Inc.*        Manufacturer of sensor and                    (e)      400,000       60,000     1,187,500
                                        control systems                               (e)      850,000      127,500     2,523,438
                                                                                      (e)      330,000      412,500       979,688
                                                                                      (e)       30,000      108,750        89,063
                                                                                      (e)       50,000      125,000       148,438
                                                                                      (e)      150,000       61,500       445,313
                                                                                                42,329      100,000       125,664

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer          (e)      294,118      600,000       537,750
                                                                                      (e)       16,667       37,500        30,473

        Pro Golf International, Inc.    Franchisor of retail golf stores              (a)       16,800      419,832       419,832

    Preferred Stocks - Public Market Method of Valuation (d)

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                     2,000       20,000         9,000

    Warrants and Stock Options - Board Appraisal Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development             (c)      300,000            -             -

        Williams Controls, Inc.*        Manufacturer of sensor and       08/04/04     (c)       25,000            -        13,280
                                        control systems                  05/03/05     (c)       25,000            -             -
                                                                         09/13/06     (c)(f)    50,000                     21,250
                                                                         03/12/03     (c)(g)    50,000            -        29,113
                                                                         10/02/08     (c)(h)    50,000            -        37,188

        Pro Golf Online, Inc.           Internet sale of golf related    06/23/02     (c)       42,000          168           168
                                        products                                                          ----------   -----------
                                                                                                          2,179,227     6,606,161


                                                    See notes to financial statements
                                                                    7



                                                                                                                         (Continued)

                                 Enercorp, Inc.
                       Schedule of Investments (Continued)
                                                              June 30, 1999

                                                                                    Restrictions   Number         Cost
                                                                       Expiration   as to          of             and/or     Fair
                                                                       Date         Resale         Shares Owned   Equity     Value
                         Company        Description of Business

UNAFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        Immune Response, Inc.           Holding Company                                         10,000,000        5,000          -
        Vitro Diagnostics               Diagnostic Test Kits                                           300        1,500         45
        ProConnextions, Inc.            Sports Memorabilia Marketing                   (a)         191,610       19,161      4,790
                                                                                                             ----------   ----------
                                        Sub-total - UNAFFILIATED COMPANIES                                       25,661      4,835
                                                                                                             ----------   ----------
                                        Total - ALL COMPANIES                                               $ 2,204,888  $ 6,610,996
                                                                                                             ==========   ==========


     (a)Non-public company whose securities are privately owned.
     (b)May be sold under the  provisions of Rule 144 of the  Securities  Act of
     1933 after a holding  period which  expires in the month  indicated.  (c)No public  market for this  security  exists.  (d)The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account
        a variety of factors,  including  recent and historical  prices of these securities,  recent  transactions  completed by the  Company,  and other factors that the Board believes are applicable.
     (e)Pledged as collateral against a line of credit with Comerica Bank.
     (f)Options will vest an additional 25% on  9/13/99.
     (g)Options will vest an additional 25% on 3/12/00 and 3/12/01 consecutively.
     (h)Options will vest an additional 25% on 10/2/99, 10/2/00 & 10/2/01 consecutively.

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




                                                    See notes to financial statements
                                                                     8

                                                      Enercorp, Inc.
                                                 Statements of Operations

                                                   For the Three Months
                                                                                            Ended September 30,
                                                                                   ----------------------------------------
                                                                                         1999                  1998
                                                                                   -----------------     ------------------
REVENUES
       Interest income from related entities                                     $           12,324    $             2,444
                                                                                   -----------------     ------------------

EXPENSES
       Salaries - officer                                                                    21,750                 21,750
       Bonus                                                                                    -0-                 12,500
       Legal, accounting and other professional fees                                          6,750                  1,633
       Interest expense - other                                                              53,191                 49,408
       Bad debt expense                                                                       5,364                    613
       Other general and administrative expenses                                              8,639                  7,775
                                                                                                         ------------------
                                                                                             95,694                 93,678
                                                                                   -----------------     ------------------

       Net (loss) from operations before taxes                                              (83,370)               (91,234)
       Income tax expense (benefit)                                                          35,000                 32,000
                                                                                   -----------------     ------------------

       Net (loss) from operations after taxes                                               (48,370)               (59,234)
                                                                                   -----------------     ------------------

       Net unrealized gain (loss) on investments before taxes                            (1,382,452)              (134,469)
       Income tax expense (benefit)                                                         470,000                 46,000
                                                                                   -----------------     ------------------

       Net unrealized gain on investment after taxes                                       (912,452)               (88,469)
                                                                                   -----------------     ------------------

       Increase in net assets                                                    $         (960,822)   $          (147,703)
                                                                                   =================     ==================

       Increase in net assets per share                                          $            (1.63)   $             (0.25)
                                                                                   =================     ==================














                                                      Enercorp, Inc.
                                                 Statements of Cash Flows

                                                                                             For the Three Months
                                                                                             Ended September 30,
                                                                                    ---------------------------------------
                                                                                          1999                  1998
                                                                                    ------------------     ----------------
Cash flows from operating activities:
         Increase in net assets                                                              (960,822)   $        (147,703)
                                                                                    ------------------     ----------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
            Depreciation                                                                          467                  308
         Bad debt provision on notes receivable
         and interest net of write offs                                                         5,364                  613
         Unrealized (gain) on investments                                                   1,802,452              134,469
               (Increase) in accounts receivable - related party                                 (172)                 -0-
               (Increase) in interest and notes receivable-related                           (432,324)               2,293
         Decrease in other assets                                                                 314                  162
         Increase (decrease) in accounts payable and
         accrued expenses                                                                         795                 (788)
         Increase in deferred taxes                                                          (505,000)             (78,000)
                                                                                    ------------------     ----------------
         Total adjustments                                                                    871,896               59,057
                                                                                    ------------------     ----------------
Net cash (used) by operating activities                                                       (88,926)             (88,646)
                                                                                    ------------------     ----------------

Cash flows from investing activities
         Payments received on note receivable - related party                                     -0-              150,000
         Purchase of investments                                                                  -0-             (100,000)
                                                                                    ------------------     ----------------
Net cash (used) by investing activities                                                                             50,000
                                                                                    ------------------     ----------------

Cash flows from financing activities:
         Proceeds from notes payable                                                           90,400               40,000
                                                                                    ------------------     ----------------
Net cash provided by investing activities                                                      90,400               40,000
                                                                                    ------------------     ----------------

Increase in cash                                                                                1,474                1,354

Cash, beginning of period                                                                      16,907               16,128
                                                                                    ------------------     ----------------

Cash, end of period                                                                 $          18,381      $        17,482
                                                                                    ==================     ================

Supplemental disclosures of cash flow information:
           Interest paid                                                             $         53,324      $        49,394
                                                                                    ==================     ================





                                                            10

Note 1:  Investments

      On August 13, 1998, Ajay Sports, Inc. ("Ajay") announced that its board of directors had authorized the implementation of a 1-for-6 reverse split of the company's common stock, effective with the commencement of trading on August 14, 1998. The reverse split was approved by the stockholders of Ajay at the company's annual meeting on May 29, 1998.

      Following the reverse split, holders of Ajay's common stock received one new share of $.01 par value common stock for every six shares of common stock currently held. Therefore, the number of Ajay shares held by the Company is 310,785.

      On June 24, 1999, the Registrant completed a private offering of its common stock through which it raised $420,000 in gross proceeds. The proceeds from this offering were used to purchase 4.2 Units in a private offering made jointly by Pro Golf International, Inc. ("PGI") and Pro Golf Online, Inc. (""PGO"). Each Unit in this offering consisted of 4,000 shares of PGI common stock and 10,000 warrants, each to purchase one share of PGO common stock for $5.00 per share, exercisable on or before June 23, 2002. The purpose of the offering was to raise the funds necessary for PGI to acquire Pro Golf of America, Inc. ("Pro Golf"). This acquisition was completed on June 23, 1999. PGI and PGO are both majority owned subsidiaries of Ajay. PGI operates through its wholly owned operating subsidiary, Pro Golf. Under its prior ownership, Pro Golf opened one of America's first `off-course' retail golf stores in 1962, virtually inventing the retail and discount golf store concept. The retail success led the company to begin franchising in 1975. Today, its franchised stores generate nearly $250 million in golf equipment and apparel sales through the off-course golf shop distribution channel each year. Pro Golf collects initial franchise fees from each new store and ongoing monthly royalties based on product sale that occur in franchised stores. PGO was formed to acquire the Internet operations of Pro Golf and Ajay, and has obtained only limited financing. The Internet site generates limited sales and is still under development. During the 2000 fiscal year, this entity will be assembling its management team, expanding sales and seeking additional financing and the Registrant believes this opportunity has significant potential for long-term success. During the first quarter, the stock was reclassified as sub-debt. The Company has a promissory note that is subordinated to PGI's primary lender, with the right to convert to common stock on the terms previously stated in this paragraph. The unpaid principal balance will bear an interest rate of 10% and will be due and payable in full on July 22, 2000. The interest receivable from PGI is $11,505 as of September 30, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

        Material Changes in Financial Condition:
        ----------------------------------------
        In June 1998, the Registrant renewed its line of credit with Comerica Bank and the line was increased to $2,500,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,660,000 shares of Williams Controls ("Williams") common stock owned by the Registrant and 1,864,706 pre-reverse split shares of common stock of Ajay owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. The balance of the Registrant's note payable to Comerica as of September 30, 1999 was $2,413,649.


        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At September 30, 1999 the Registrant's borrowing availability against the Comerica line of credit was $86,351. The Registrant has several options for continued cash flow including selling some shares of Ajay or Williams common stock.

        Material Changes in Results of Operations:
        ------------------------------------------
        The Registrant's revenues were $12,324 and $2,444 for first quarter ended September 30, 1999 and 1998, respectively. The increase in revenues for the quarter, compared with the prior year's quarter, is due to an increase in interest income from related companies.

        The Registrant recorded an unrealized loss on investments of $1,382,452 for the first quarter ended September 30, 1999 compared to a loss of $134,469 for the first quarter ended September 30, 1998. This is mainly due to the changes in fair market value of the Registrant's investment in Williams and Ajay.

        Williams Controls, Inc. - Investee Company
        ------------------------------------------
        The Registrant's largest investee company, Williams, is a publicly held company (Nasdaq: WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls and communication systems for the transportation and telecommunication industries.

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

Item 6.   Exhibits and Reports on Form 8-K

A)    Exhibits
           Exhibit 27    Financial Data Schedule
B)    Form 8-K

            None

                                 Enercorp, Inc.

                                    Form 10-Q

               For the Second Quarter Ended September 30, 1999

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.


                                 --------------
                                  (Registrant)


                               BY /s/Robert R. Hebard
                                  -------------------------------------
                                  Robert R. Hebard
                                  President and Chief Financial Officer


Date:  November 12, 1999
                                       14