Form 10-Q
period 1999-12-31
ENERCORP INC
filed 2000-02-17
CIK 313116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                           THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------    ------------
                         Commission File Number: 0-9083
                                                --------
                                 Enercorp, Inc.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
--------------------------------                      --------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

7001 Orchard Lake Road, Suite 424
West Bloomfield, Michigan                                                48322
----------------------------------------               -------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5651
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No
                                 -----      -----
Number of shares of common stock outstanding at December 31, 1999:  695,897

                                 Enercorp, Inc.

         Form 10-Q Filing for the Second Quarter Ended December 31, 1999
                                      INDEX
                                                                          Page
                                                                         Number
PART I. FINANCIAL INFORMATION                                            ------

Item 1.     Financial Statements                                            3

            Statements of Assets and Liabilities
            December 31, 1999 (Unaudited) and June 30, 1999                 4

            Schedule of Investments (Unaudited), December 31, 1999        5-6

            Schedule of Investments June 30, 1999                         7-8

            Statements of Operations (Unaudited) for the Three
            And Six Months Ended December 31, 1999 and 1998                 9

            Statements of Cash Flows (Unaudited) for the Six
            Months Ended December 31, 1999 and 1998                        10

            Notes to Financial Statements                                  11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                              13
Item 2.     Changes in Securities                                          13
Item 3.     Defaults Upon Senior Securities                                13
Item 4.     Submission of Matters to a Vote of Security Holders            13
Item 5.     Other Information                                              13
Item 6.     Exhibits and Reports on Form 8-K                               13
            Signature Page                                                 14

                                 Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1999.



                                 Enercorp, Inc.
                      Statements of Assets and Liabilities
                                   (Unaudited)
                                                              December 31,    June 30,
ASSETS                                                           1999           1999
                                                              ------------   ------------

    Investments, at fair value, cost of $1,784,888 and
         $2,204,888 at December 31, 1999 and June 30, 1999  $   4,183,695  $   6,610,996
    Cash                                                            4,086         16,907
    Accounts receivable - related parties                             (71)             6
    Accrued interest receivable - net of allowance for
       uncollectible interest receivable of $18,809 and $17,339
       at December 31, 1999 and June 30, 1999, respectively        28,036          5,780
    Note receivable - related parties, net of allowance for
       uncollectible notes receivable of $27,776 and $23,147 at
         December 31, 1999 and June 30, 1999, respectively        423,086          7,715
    Furniture and fixtures, net of accumulated depreciation
             of $8,698 and $7,763 at December 31, 1999 and
                               June 30, 1999, respectively          3,739          4,674
    Other assets                                                    1,606          1,767
                                                              ------------   ------------
                                                            $   4,644,178  $   6,647,846
                                                              ============   ============

LIABILITIES AND NET ASSETS

Liabilities
    Note payable - bank                                     $   2,481,649  $   2,323,249
    Accounts payable and accrued liabilities                       35,234         23,730
    Deferred tax liability                                         41,000        773,000
                                                              ------------   ------------
                                                                2,557,883      3,119,979
                                                              ------------   ------------
Net assets
    Common stock, no par value: 10,000,000 shares
         authorized, 695,897 and 590,897 shares issued and
           outstanding December 31, 1999 and June 30, 1999      1,888,251      1,888,251

    Preferred stock, no par value:  1,000,000 shares
                    authorized, -0- issued and outstanding            -0-            -0-

    Accumulated deficit                                        (1,384,761)    (1,268,492)

    Unrealized net gain on investments, net of deferred
                income taxes of $816,000 and $1,498,000 at
         December 31, 1999 and June 30, 1999, respectively      1,582,806      2,908,108
                                                              ------------   ------------
                                                                2,086,296      3,527,867
                                                              ------------   ------------
                                                            $   4,644,178  $   6,647,846
                                                              ============   ============



                                           4



                                                               Enercorp, Inc.
                                                         Schedule of Investments
                                                             December 31, 1999

                                                                                    Restrictions  Number           Cost
                                                                       Expiration   as to         of               and/or     Fair
                         Company        Description of Business        Date         Resale        Shares Owned     Equity     Value

AFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development                        1,751  $         -  $          2
                                                                                            10,000,000      106,477        72,000

        Williams Controls, Inc.*        Manufacturer of sensor and                    (e)      400,000       60,000       843,220
                                        control systems                               (e)      850,000      127,500     1,791,843
                                                                                      (e)      330,000      412,500       695,657
                                                                                      (e)       30,000      108,750        63,242
                                                                                      (e)       50,000      125,000       105,403
                                                                                      (e)      150,000       61,500       316,208
                                                                                                42,329      100,000        89,232

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer          (e)      294,118      600,000       123,882
                                                                                      (e)       16,667       37,500         7,020

    Preferred Stocks - Public Market Method of Valuation (d)

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                     2,000       20,000         3,150

    Warrants and Stock Options - Board Appraisal Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development             (c)      300,000            -             -

        Williams Controls, Inc.*        Manufacturer of sensor and          08/04/04  (c)       25,000            -             -
                                        control systems                     05/03/05  (c)       25,000            -             -
                                                                            09/13/06  (c)       50,000                          -
                                                                            03/12/03  (c)(f)    50,000            -             -
                                                                            10/02/08  (c)(g)    50,000            -             -
                                                                                                          ----------   -----------
                                                                                                          1,759,227     4,110,860


                                                    See notes to financial statements
                                                                   5
                                                                                                                        (Continued)



                                                              Enercorp, Inc.
                                                   Schedule of Investments (Continued)
                                                            December 31, 1999

                                                                                    Restrictions   Number         Cost
                                                                       Expiration   as to          of             and/or     Fair
                                                                       Date         Resale         Shares Owned   Equity     Value
                         Company        Description of Business

UNAFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        Immune Response, Inc.           Holding Company                              (h)      100,000        5,000        68,000
        Vitro Diagnostics               Diagnostic Test Kits                                      300        1,500            45
        ProConnextions, Inc.            Sports Memorabilia Marketing                 (a)      191,610       19,161         4,790
                                                                                                          ----------   -----------
                                        Sub-total - UNAFFILIATED COMPANIES                                  25,661        72,835
                                                                                                          ----------   -----------
                                        Total - ALL COMPANIES                                          $ 1,784,888  $  4,183,695
                                                                                                          ==========   ===========


     (a)Non-public company whose securities are privately owned.
     (b)May be sold under the  provisions of Rule 144 of the  Securities  Act of
        1933 after a holding  period which  expires in the month  indicated.
     (c)No public  market for this  security  exists.
     (d)The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors,  including  recent and historical  prices of these securities,  recent  transactions  completed by the  Company,  and other factors that the Board believes are applicable.
     (e)Pledged as collateral against a line of credit with Comerica Bank.
     (f)Options will vest an additional 25% on 3/12/00 and 3/12/01 consecutively.
     (g)Options will vest an additional 25% on 10/2/00 & 10/2/01 consecutively.
     (h)In August 1999, Immune Response completed a 1-for-100 reverse stock split.

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




                                                    See notes to financial statements
                                                                     8


                                                Enercorp, Inc.
                                           Statements of Operations
                                                 (Unaudited)


                                                          For the Three Months          For the Six Months
                                                            Ended December 31            Ended December 31
                                                         --------------------------   --------------------------
                                                            1999          1998           1999          1998
                                                         ------------  ------------   ------------  ------------
REVENUES
     Interest income from related entities                    15,403         1,748         27,727         4,192
                                                         ------------  ------------   ------------  ------------
EXPENSES
     Salaries - officer                                       21,750        18,125         43,500        39,875
     Bonus                                                       -0-           -0-                       12,500
     Legal, accounting and other professional fees             8,739        11,070         15,489        12,703
     Interest expense - other                                 56,845        48,178        110,036        97,586
     Bad debt expense                                            735           613          6,100         1,226
     Other general and administrative expenses                10,232        11,110         18,870        18,884
                                                         ------------  ------------   ------------  ------------
                                                              98,302        89,096        193,996       182,774
                                                         ------------  ------------   ------------  ------------

     Net income (loss) from operations before taxes          (82,899)      (87,348)      (166,269)     (178,582)
     Income taxes                                             15,000        25,000         50,000        57,000
                                                         ------------  ------------   ------------  ------------

     Net income (loss) from operations after taxes           (67,899)      (62,348)      (116,269)     (121,582)
                                                         ------------  ------------   ------------  ------------

     Net unrealized gain (loss) on investments before taxes (624,850)       52,534     (2,007,302)      (81,935)
     Income taxes                                            212,000       (18,000)       682,000        28,000
                                                         ------------  ------------   ------------  ------------

     Net unrealized gain (loss) on investment after taxes   (412,850)       34,534     (1,325,302)      (53,935)
                                                         ------------  ------------   ------------  ------------

     Increase (decrease) in net assets                      (480,749)      (27,814)    (1,441,571)     (175,517)
                                                         ============  ============   ============  ============

     Increase in net assets per share                          (0.69)        (0.05)         (2.07)        (0.30)
                                                         ============  ============   ============  ============

                                                       9


                                                              Enercorp, Inc.
                                                         Statements of Cash Flows
                                                               (Unaudited)
                                                                                                   For the Six Months
                                                                                                   Ended December 31,
                                                                                          --------------------------------------
                                                                                                1999                 1998
                                                                                          -----------------    -----------------
Cash flows from operating activities:
         Increase (decrease) in net assets                                                $     (1,441,571)    $       (175,517)
                                                                                          -----------------    -----------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
            Depreciation                                                                               935                  617
         Bad debt provision on notes receivable
         and interest net of write offs                                                              6,100                1,226
         Gain on sale of investments                                                                   -0-                  -0-
               (Increase) decrease in unrealized gain on investments                             2,427,302               81,935
               (Increase) decrease in accounts receivable - related party                               77                  -0-
               (Increase) in interest and notes receivable -  related                             (443,727)               2,555
         Decrease in other assets                                                                      159                  354
               (Decrease) in accounts payable and accrued expenses                                  11,504               (1,795)
               (Decrease) in deferred taxes                                                       (732,000)             (85,000)
                                                                                          -----------------    -----------------
         Total adjustments                                                                       1,270,350                 (109)
                                                                                          -----------------    -----------------
Net cash (used) by operating activities                                                           (171,222)            (175,626)
                                                                                          -----------------    -----------------

Cash flows from investing activities:
         Purchase of investments                                                                       -0-             (100,000)
         Payments from notes receivable                                                                -0-              162,500
                                                                                          -----------------    -----------------
Net cash provided by investing activities                                                              -0-               62,500
                                                                                          -----------------    -----------------

Cash flows from financing activities:
         Payments to notes payable                                                                     -0-                  -0-
         Proceeds from notes payable                                                               158,400              117,500
                                                                                          -----------------    -----------------
Net cash provided by financing activities                                                          158,400              117,500
                                                                                          -----------------    -----------------

Increase in cash                                                                                   (12,822)               4,374

Cash, beginning of period                                                                           16,907               16,128
                                                                                          -----------------    -----------------

Cash, end of period                                                                       $          4,086     $         20,502
                                                                                          =================    =================

Supplemental disclosures of cash flow information:
           Interest paid                                                                  $         98,526     $         98,526
                                                                                          =================    =================

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

      On June 24, 1999, the Registrant completed a private offering of its common stock through which it raised $420,000 in gross proceeds. The proceeds from this offering were used to make an investment that was later converted to a note to Pro Golf International, Inc. ("PGI") to assist PGI in its purchase of the common stock of the Pro Golf of America ("PGOA") on June 23, 1999. The note bears an interest rate of 10% and is due July 22, 2000. The note is subordinated to PGI's primary lender. The interest receivable from PGI is $22,093 as of December 31, 1999. The Registrant is considering the conversion of its note into the common stock of PGI to aid PGI in obtaining long term financing for its operation, but had not done so as of the date of this filing. PGI operates through its wholly owned operating subsidiary, Pro Golf of America. Under its prior ownership, PGOA opened one of America's second `off-course' retail golf stores in 1962, virtually inventing the retail discount golf store concept. The retail success led the company to begin franchising in 1975. Today, its franchised stores generate nearly $240 million in golf equipment and apparel sales through the off-course golf shop distribution channel each year. PGOA collects initial franchise fees from each new store and ongoing monthly royalties based on product sale that occurs in franchised stores. Pro Golf.Com, Inc., a subsidiary of PGI, was formed to acquire the Internet operations of PGOA and Ajay, and has obtained only limited financing. The Internet site generates limited sales and is still under development. During the 2000 fiscal year, this entity will be assembling its management team, expanding sales and seeking additional financing and the Registrant believes this opportunity has significant potential for long-term success.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

        Material Changes in Financial Condition:

        In June 1998, the Registrant renewed its line of credit with Comerica Bank and the line was increased to $2,500,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit was 1,852,329 shares of Williams Controls ("Williams") common stock owned by the Registrant and 310,785 shares of common stock of Ajay owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. The balance of the Registrant's note payable to Comerica as of December 31, 1999 was $2,481,649.

        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At December 31, 1999 the Registrant's borrowing availability against the Comerica line of credit was $18,351. The Registrant has several options for continued cash flow including selling some shares of Ajay or Williams common stock. See Item 5, Other Information.

        Material Changes in Results of Operations:

        The Registrant's revenues were $27,727 and $4,192 for second quarter ended December 31, 1999 and 1998, respectively. The increase in revenues for the quarter, compared with the prior year's quarter, is due to an increase in interest income from related companies.

        The Registrant recorded an unrealized loss on investments of $2,007,302 for the second quarter ended December 31, 1999 compared to a loss of $81,935 for the second quarter ended December 31, 1998. This is mainly due to the changes in fair market value of the Registrant's investment in Williams and Ajay.

        Williams Controls, Inc. - Investee Company

        The Registrant's largest investee company, Williams, is a publicly held company (Nasdaq: WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls and communication systems for the transportation and communication industries.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3.   Defaults Upon Senior Securities
         None

Item 4.   Submission of Matters to a Vote of Security Holders
        None

Item 5.   Other Information

      On January 5, 2000, the Registrant sold 200,000 shares of the common stock of Williams. The stock sale yielded net proceeds of $412,366, which were used to pay down the Registrant's loan with Comerica ($358,000) with the balance being used to pay interest on the loan and for operating expenses. The Registrant's loan outstanding with Comerica is $2,141,649 as of February 15, 2000.

      The Registrant was informed by Comerica on January 31, 2000 that its loan was out of formula with the bank's requirement and that the Registrant maintain a minimum 50% loan-to-collateral-value ratio on its loan. As of the date of this filing, the Registrant is working out a plan with Comerica to regain compliance with the 50% ratio.

      To address its liquidity needs, the Registrant has also sold a portion of the shares of common stock of Immune Response, Inc. that it holds in its portfolio proceeds of these sales will be used for debt repayment and working capital.




Item 6.   Exhibits and Reports on Form 8-K

A)    Exhibits
           Exhibit 27    Financial Data Schedule
B)    Form 8-K

            None

                                 Enercorp, Inc.

                                    Form 10-Q

                 For the Second Quarter Ended December 31, 1999

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.


                                 --------------------------
                                 (Registrant)


                                BY______________________________
                                  Robert R. Hebard
                                  President and Chief Financial Officer


Date:  February 14, 2000