Form 10-Q
period 2000-03-31
ENERCORP INC
filed 2000-05-22
CIK 313116

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
                                     OF 1934

            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------

                         Commission File Number: 0-9083

                                 Enercorp, Inc.

             (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
----------------------------                          ------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

32751 Middlebelt Rd., Suite B

Farmington Hills, Michigan                                               48334
------------------------------------------           -------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5651

                           ---------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

                                       -----    -----
Number of shares of common stock outstanding at March 31, 2000:  695,897

                                 Enercorp, Inc.

           Form 10-Q Filing for the Third Quarter Ended March 31, 2000
                                      INDEX

                                                                            Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                               3

            Statements of Assets and Liabilities

            March 31, 2000 (Unaudited) and June 30, 1999                       4

            Schedule of Investments (Unaudited), March 31, 2000              5-6

            Schedule of Investments June 30, 1999                            7-8

            Statements of Operations (Unaudited) for the Three
            And Nine Months Ended March 31, 2000 and 1999                      9

            Statements of Cash Flows (Unaudited) for the Nine
            Months Ended March 31, 2000 and 1999                              10

            Notes to Financial Statements                                     11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                 13
Item 2.     Changes in Securities                                             13
Item 3.     Defaults Upon Senior Securities                                   13
Item 4.     Submission of Matters to a Vote of Security Holders               13
Item 5.     Other Information                                                 13
Item 6.     Exhibits and Reports on Form 8-K                                  13
            Signature Page                                                    14

                                 Enercorp, Inc.

Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1999.


                                    Enercorp, Inc.

                         Statements of Assets and Liabilities

                                      (Unaudited)

                                                              March 31,      June 30,
ASSETS                                                          2000           1999
                                                             ------------   ------------

    Investments, at fair value, cost of $2,176,227 and
       $2,179,227 at March 31, 2000 and June 30, 1999      $   4,114,447  $   6,610,996
    Cash                                                          61,513         16,907
    Accounts receivable - related parties                         12,018              6
    Accrued interest receivable - net of allowance for
       uncollectible interest receivable of $19,537 and $17,339
         at March 31, 2000 and June 30, 1999, respectively         6,024          5,780
    Note receivable - related parties, net of allowance for
       uncollectible notes receivable of $23,147 at
         March 31, 2000 and June 30, 1999, respectively            3,086          7,715
    Furniture and fixtures, net of accumulated depreciation
       of $9,165 and $7,763 at March 31, 2000 and
         June 30, 1999, respectively                               3,271          4,674
    Other assets                                                   1,620          1,767
                                                             ------------   ------------
                                                           $   4,201,979  $   6,647,846
                                                             ============   ============

LIABILITIES AND NET ASSETS

Liabilities

    Note payable - bank                                    $   2,141,649  $   2,323,249
    Accounts payable and accrued liabilities                      32,238         23,730
    Deferred tax liability                                        (5,000)       773,000
                                                             ------------   ------------
                                                               2,168,887      3,119,979
                                                             ------------   ------------
Net assets

    Common stock, no par value: 10,000,000 shares
         authorized, 695,897 shares issued and outstanding
                          March 31, 2000 and June 30, 1999     1,888,251      1,888,251

    Preferred stock, no par value:  1,000,000 shares
                    authorized, -0- issued and outstanding           -0-            -0-

    Accumulated deficit                                       (1,119,993)    (1,268,492)

    Unrealized net gain on investments, net of deferred
                income taxes of $956,000 and $1,498,000 at
            March 31, 2000 and June 30, 1999, respectively     1,264,834      2,908,108
                                                             ------------   ------------
                                                               2,033,092      3,527,867
                                                             ------------   ------------
                                                           $   4,201,979  $   6,647,846
                                                             ============   ============





                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                             March 31, 2000

                                                                                    Restrictions  Number           Cost
                                                                       Expiration   as to         of               and/or     Fair
                         Company        Description of Business        Date         Resale        Shares Owned     Equity     Value

AFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development                        1,751  $         -  $        102
                                                                                      (i)   10,000,000      106,477        72,000

        Williams Controls, Inc.*        Manufacturer of sensor and                    (e)      200,000       30,000       403,750
                                        control systems                               (e)      850,000      127,500     1,715,938
                                                                                      (e)      330,000      412,500       666,188
                                                                                      (e)       30,000      108,750        60,563
                                                                                      (e)       50,000      125,000       100,938
                                                                                      (e)      150,000       61,500       302,813
                                                                                      (e)       42,329      100,000        85,452

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer          (e)(g)   294,118      600,000       198,529
                                                                                      (e)(g)    16,667       37,500         11,250

       Pro Golf International, Inc.     Franchisor of retail golf stores              (a)        7,450      447,000       447,000

    Preferred Stocks - Public Market Method of Valuation (d)

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                     2,000       20,000         6,750

    Warrants and Stock Options - Board Appraisal Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development             (c)      300,000            -             -

        Williams Controls, Inc.*        Manufacturer of sensor and          08/04/04  (c)       25,000            -             -
                                        control systems                     05/03/05  (c)       25,000            -             -
                                                                            09/13/06  (c)       50,000                          -
                                                                            03/12/08  (c)(j)    50,000            -             -
                                                                            10/02/08  (c)(f)    50,000            -             -


                                                                                                         ----------   -----------
                                                                                                          2,176,227     4,071,273


                                                    See notes to financial statements
                                                                  5

                                                                                                                        (Continued)


                                                        Enercorp, Inc.
                                             Schedule of Investments (Continued)
                                                        March 31, 2000

                                                                                    Restrictions   Number         Cost
                                                                       Expiration   as to          of             and/or     Fair
                                                                       Date         Resale         Shares Owned   Equity     Value
                         Company        Description of Business


UNAFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        Immune Response, Inc.           Holding Company                              (h)       11,501        1,725        37,378
        Vitro Diagnostics               Diagnostic Test Kits                                      300        1,500         1,106
        ProConnextions, Inc.            Sports Memorabilia Marketing                 (a)      191,610       19,161         4,790
                                                                                                          ----------   -----------
                                        Sub-total - UNAFFILIATED COMPANIES                                  22,386        43,274
                                                                                                          ----------   -----------
                                        Total - ALL COMPANIES                                          $ 2,198,613  $  4,114,547
                                                                                                          ==========   ===========


     (a)Non-public company whose securities are privately owned.
     (b)May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c)No public market for this security exists.
     (d)The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors, including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e)Pledged as collateral against a line of credit with Comerica Bank.
     (f)Options 50% vested and will vest at 25% additional on 10/02/00 and 10/02/01 consecutively.
     (g)Reflects 1-for-6 reverse stock split effective August 14, 1998.
     (h)In August 1999, Immune Response completed a 1-for-100 reverse stock split and also completed a 1-for-3 reverse split in January 2000.
     (i)Reflects a per share value lower than the closing price of $0.065 per share on March 31, 2000, to be used until the Registrant has completed its review of transfer restrictions which may be related to these shares which could affect the Registrant's ability to readily dispose of them.
     (j)Options are 75% vested and will vest the final 25% on 03/12/01.

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
                                                                                                             ==========   ==========


     (a)Non-public company whose securities are privately owned.
     (b)May be sold under the  provisions of Rule 144 of the  Securities  Act of
        1933 after a holding period which expires in the month indicated.
     (c)No public market for this security exists.
     (d)The fair value of  restricted  securities is determined in good faith by the Company's Board of Directors,  which may take into account a variety of factors,  including recent and historical prices of these securities, recent transactions  ompleted by the Company, and other factors that the
        Board believes are applicable.
     (e)Pledged  as  collateral  against a line of credit  with  Comerica  Bank.
     (f)Options will vest an additional 25% on 9/13/99.
     (g)Options will vest an additional 25% on 3/12/00 and 3/12/01  consecutively.
     (h)Options will vest an additional 25% on 10/2/99, 10/2/00 & 10/2/01 consecutively.

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

                                                          See notes to financial statements
                                                                               8



                                                   Enercorp, Inc.

                                              Statements of Operations

                                                    (Unaudited)

                                                            For the Three Months           For the Nine Months
                                                               Ended March 31                Ended March 31
                                                         ----------------------------   ----------------------------
                                                            2000            1999           2000            1999
                                                         ------------    ------------   ------------    ------------
     Interest income                                             161           1,202            161           5,394
     Interest income from related entities                     1,715             -0-         29,442             -0-
     Consulting fees from related companies                   16,000             -0-         16,000             -0-
     Net realized gain on sale of investments                456,624             -0-        456,624             -0-
                                                         ------------    ------------   ------------    ------------
                                                             474,500           1,202        502,227           5,394
                                                         ------------    ------------   ------------    ------------

EXPENSES

     Salaries - officer                                       21,750          25,375         65,250          65,250
     Directors Fees                                              -0-             -0-          1,000             -0-
     Bonus                                                       -0-             -0-            -0-          12,500
     Legal, accounting and other professional fees             2,949           4,482         18,438          17,185
     Interest expense - other                                 54,015          47,038        164,051         144,624
     Bad debt expense                                            727             599          6,827           1,825
     Other general and administrative expenses                11,292          16,774         29,162          35,658
                                                         ------------    ------------   ------------    ------------
                                                              90,733          94,268        284,728         277,042
                                                         ------------    ------------   ------------    ------------

     Net income (loss) from operations before taxes          383,768         (93,066)       217,499        (271,648)
     Income taxes                                           (119,000)         33,000        (69,000)         90,000
                                                         ------------    ------------   ------------    ------------

     Net income (loss) from operations after taxes           264,768         (60,066)       148,499        (181,648)
                                                         ------------    ------------   ------------    ------------

     Net unrealized gain (loss) on investments before taxes (482,972)         39,869     (2,490,274)        (42,066)
     Income taxes                                            165,000         (14,000)       847,000          14,000
                                                         ------------    ------------   ------------    ------------

     Net unrealized gain (loss) on investment after taxes   (317,972)         25,869     (1,643,274)        (28,066)
                                                         ------------    ------------   ------------    ------------

     Increase (decrease) in net assets                       (53,204)  $     (34,197) $  (1,494,775)  $    (209,714)
                                                         ============    ============   ============    ============

     Increase in net assets per share                          (0.07)  $       (0.05) $       (2.15)  $       (0.35)
                                                         ============    ============   ============    ============





                                      Enercorp, Inc.

                                 Statements of Cash Flows

                                       (Unaudited)

                                                                   For the Nine Months
                                                                     Ended March 31,

                                                               ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Cash flows from operating activities:

       Increase (decrease) in net assets                     $  (1,494,775)  $    (209,714)
                                                               ------------    ------------

Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                  1,402             925
       Bad debt provision on notes receivable
       and interest net of write offs                                6,827           1,825
       Gain on sale of investments                                (456,624)            -0-
       (Increase) decrease in unrealized gain on investments     2,490,274          42,066
       (Increase) decrease in accounts receivable - related party  (11,842)            -0-
       (Increase) in interest receivable                            (2,442)          2,213
       (Increase) Decrease in other assets                             (22)           (184)
       Increase (Decrease) in accounts payable & accrued expenses    8,508            (796)
       (Decrease) in deferred taxes                               (778,000)       (104,000)
                                                               ------------    ------------
       Total adjustments                                         1,258,081         (57,951)
                                                               ------------    ------------
Net cash (used) by operating activities                           (236,693)       (267,665)
                                                               ------------    ------------

Cash flows from investing activities:

       Purchase of Investments                                     (27,000)       (100,000)
       Proceeds from Sale of Investments                           489,899             -0-
       Payments from notes receivable                                  -0-         189,515
                                                               ------------    ------------
Net cash provided by investing activities                          462,899          89,515
                                                               ------------    ------------

Cash flows from financing activities:

       Payments to notes payable                                  (358,000)            -0-
       Proceeds from notes payable                                 176,400         176,500
                                                               ------------    ------------
Net cash provided by financing activities                         (181,600)        176,500
                                                               ------------    ------------

Increase in cash                                                    44,606          (1,650)

Cash, beginning of period                                           16,907          16,128
                                                               ------------    ------------

Cash, end of period                                          $   61,513     $    14,478
                                                               ============    ============

Supplemental disclosures of cash flow information:

       Interest paid                                         $     164,051  $    146,008
                                                               ============    ============

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

      On February 29, 2000, the Registrant converted its note receivable from Pro Golf International, Inc. ("PGI"), and the interest accrued but unpaid on such note receivable, into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI was raising equity capital under a Confidential Private Placement Memorandum dated February 4, 2000. The Registrant had initially made an investment in the subordinated debt of the Registrant on June 23, 1999, as part of the purchase of Pro Golf of America, Inc. on that date by PGI, a majority owned subsidiary of the Registrant's investee company, Ajay Sports, Inc. on that date, and the Registrant had held the note from PGI from June 23, 1999 until the time of this conversion into common stock. In exchange for converting the $420,000 note and $27,000 of interest, the Registrant received 7,450 shares of PGI's common stock.

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

      During the quarter, the Registrant sold 200,000 shares of Williams Controls, Inc. common stock for $412,481. The Registrant also sold 21,832 shares of Immune Response, Inc. The proceeds of these sales were used to reduce the Comerica loan and working capital.

      The Registrant's investment in CompuSonics Video Corporation ("CVC") is valued at a price substantially lower than the closing price of $.065 per share on March 31, 2000. This price will be used until the Registrant has appropriate documentation reflecting the Registrant's ability to sell or transfer this investee's shares on the OTC market. CompuSonics Video Corporation holds patents in several countries covering fundamental techniques for digital recording and playback audio and video data.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

        Material Changes in Financial Condition:

        In June 1998, the Registrant renewed its line of credit with Comerica Bank and the line was increased to $2,500,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit was 1,652,329 shares of Williams Controls ("Williams") common stock owned by the Registrant and 310,785 shares of common stock of Ajay owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand.

        In January, the Registrant sold 200,000 shares of the common stock of Williams. The stock sale yielded net proceeds of $412,366, which were used to pay down the Registrant's loan with Comerica ($358,000) with the balance being used to pay interest on the loan and for operating expenses. The Registrant's loan outstanding with Comerica is $2,141,649 as of March 31, 2000.

        The Registrant was informed by Comerica on January 31, 2000 that its loan was out of formula with the bank's requirement and that the Registrant had not maintained a minimum 50% loan-to-collateral-value ratio on its loan. As of the date of this filing, the Registrant is working out a plan with Comerica to regain compliance with the 50% ratio.

        To address its liquidity needs, the Registrant has also sold 21,832 shares of common stock of Immune Response, Inc. that it held in its portfolio. Proceeds of these sales were used for debt repayment and working capital.

        The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes.

        At March 31, 2000, due to the out-of-formula circulation of its loan with Comerica, the Registrant was unable to borrow any additional amounts against its credit line. The Registrant has several options for continued cash flow including selling some shares of Immune Response, Ajay or Williams common stock.

        Material Changes in Results of Operations:

        The Registrant's revenues were $502,227 and $5,394 for third quarter ended March 31, 2000 and 1999, respectively. The increase in revenues for the quarter, compared with the prior year's quarter, is due mainly to an increase in interest income from related companies of $24,048, an increase in consulting fees of $16,000, and the gain on sale of Williams Controls, Inc. common stock of $382,481 and Immune Response, Inc. common stock of $74,143.

        The Registrant recorded an unrealized loss on investments of $2,490,274 for the third quarter ended March 31, 2000 compared to a loss of $42,066 for the third quarter ended March 31, 1999. This is mainly due to the changes in fair market value of the Registrant's investment in Williams and Ajay.

        Williams Controls, Inc. - Investee Company

        The Registrant's largest investee company, Williams, is a publicly held company (Nasdaq: WMCO) in which the Registrant owns common stock and options. Management recognizes that there is risk associated with its lack of diversification due to its large investment concentration in Williams, and is currently addressing that matter. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls and communication systems for the transportation and communication industries.

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

        None

Item 6.   Exhibits and Reports on Form 8-K

A)    Exhibits

           Exhibit 27    Financial Data Schedule
B)    Form 8-K

            None

                                 Enercorp, Inc.

                                    Form 10-Q

                   For the Third Quarter Ended March 31, 2000

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Enercorp, Inc.

                                  (Registrant)

                               BY \s\Robert R. Hebard
                                 ----------------------------------
                                 Robert R. Hebard
                                 President and Chief Financial Officer

Date:  May 22, 2000