Form 10-K
period 2000-06-30
ENERCORP INC
filed 2000-10-13
CIK 313116

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED:    June 30, 2000
                                          -------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------

                         Commission File Number: 0-9083

                                 Enercorp, Inc.

                  (Exact name of Registrant as specified in its charter)
Colorado                                           84-0768802
-------------------------                          ------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                       Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                            48334
--------------------------- ------               ---------------------------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (248) 851-5651

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                          ----------------------------
                               (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

      Indicate by a check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

      As of September 30, 2000, there were 695,897 shares of common stock outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Registrant) held by non-affiliates was approximately $734,284.


                                 Enercorp, Inc.
               Form 10-K Filing for the Year Ended June 30, 2000

                                     INDEX

                                                                        PAGE

PART I

      Item 1.  Business                                                 3
      Item 2.  Properties                                              12
      Item 3.  Legal Proceedings                                       12
      Item 4.  Submission of Matters to a Vote of Security Holders     12

PART II

      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                     12
      Item 6.  Selected Financial Data                                 13
      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     14
      Item 7A. Quantitative and Qualitative Disclosure
               About Market Risk                                       16
      Item 8.  Financial Statements and Supplementary Data             16
      Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                  16

PART III

      Item 10. Directors and Executive Officers of the Registrant      16
      Item 11. Executive Compensation                                  18
      Item 12. Security Ownership of Certain Beneficial Owners and
               Management                                              19
      Item 13. Certain Relationships and Related Transactions          20

PART IV

      Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                     21

SIGNATURES                                                             23


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

      The Registrant currently maintains a line of credit from Comerica Bank ("Comerica") under which it may borrow up to $2,250,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,652,329 shares of Williams Controls common stock owned by the Registrant and 310,784 shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. The balance of the Registrant's note payable to Comerica as of September 14, 2000 was $2,141,649 and the balances at June 30, 2000 and 1999 were $2,141,649 and $2,323,249, respectively.

      On June 24, 1999, the Registrant completed a private offering of its common stock through which it raised $420,000 in gross proceeds. The proceeds from this offering were used to purchase 4.2 Units in a private offering made jointly by Pro Golf International, Inc. ("PGI") and Pro Golf Online, Inc. ("PGO"). Each Unit in this offering consisted of 4,000 shares of PGI common stock and 10,000 warrants, each to purchase one share of PGO common stock for $5.00 per share, exercisable on or before June 23, 2002. The purpose of the offering was to raise the funds necessary for PGI to acquire Pro Golf of America, Inc. ("Pro Golf"). During the quarter ended September 30, 1999, the units of PGI held by the Registrant were exchanged for a Subordinated Promissory
Note in the principal amount of $420,000 dated June 22, 1999, due on July 22, 2000 and bearing interest at ten percent per annum. On February 29, 2000, the Registrant converted principal and interest due under its Subordinated Promissory Note into common stock of PGI. The conversion was made at the rate of $60 per common share, the price at which PGI then was offering equity capital for sale in a private offering. The Registrant agreed to this conversion, in part, to assist PGI in raising equity capital to allow PGI to refinance its bank debt. At the time of the conversion, the Registrant believed converting its debt to equity would be the best available means to protect the Registrant's original investment in PGI. Upon conversion of the $420,000 note and $27,000 of accrued interest, the Registrant received 7,450 shares of PGI common stock.

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

      Should its working capital position allow it to do so, the Registrant plans to take advantage of other opportunities to maintain and create independent companies with a significant potential for growth. The Registrant's priorities for the future will be to attempt to (1) maximize the value and liquidity of its present investees, (2) increase its cash flow and intermediate term value through the acquisition of securities or assets of more established companies, and (3) make new higher risk investments in new and developing companies.

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

      Business development is by nature a high-risk activity that can result in substantial losses. The companies in which the Registrant invests and will invest, especially in the early stages of an investment but to some extent with established investees, often lack effective management, face operating problems and incur substantial losses. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of management, be managed ineffectively and have the potential for substantial growth or for reorganization into separate independent companies.

      The Registrant will attempt to reduce the level of its investment risks through one or more of the following:

o    carefully investigating potential investees;

o financing only what it believes to be practical business opportunities, as contrasted with research projects;

o    selecting effective, entrepreneurial management for its investees;

o providing managerial assistance and support to investees in areas needed by them;

o obtaining, alone or with others, actual or working control of its investees;

o supporting the investees in obtaining necessary financing and arranging major contracts, joint ventures or mergers and acquisitions where feasible; and

o where possible, maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

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

      The Registrant has no fixed policy as to business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant has in the past and may continue to invest in assets that are not qualifying assets under Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2000, and the Registrant does not intend to fall below the 70% requirement as set forth in
Section 55.

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

      (4) The Registrant determines the length of time it will retain its investment by evaluating the facts and circumstances of each investee and its relationship with such investee. The Registrant generally retains its investments for a relatively long period, sometimes many years, with the result that its rate of portfolio turnover is low. Investments are retained until, in the opinion of the Registrant, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value the Registrant sought (or such a market can be readily established) or until the Registrant decides that its investment is not likely to result in future long-term capital appreciation. At the time of sale of the Registrant's portfolio securities, there may not be a market of sufficient stability to allow the Registrant to sell its position, potentially resulting in the Registrant not being able to sell such securities at prevailing market prices or at the price at which the Registrant may have valued its position in the investee's securities.

Valuation-Policy Guidelines

      The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with their approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

      There is a range of values, which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. The Registrant's largest investee, Williams, represents over 80% of the total value of the Registrant's investment portfolio and is valued by the Public Market Method, subject to the judgment of the Board of Directors, except for valuing the majority of the warrants held by the Registrant, which are valued under the Appraisal Method and using the best judgment of the Board of Directors. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board may hold officer or director positions with some of the Company's investee companies. No such positions held by the Registrant's board or officers exceed 5% of the investee company's outstanding securities.

      Valuations assume that in the ordinary course of its business the Registrant will eventually sell its position in the public market or may distribute its larger positions to its stockholders. Accordingly, no premiums are placed on investments to reflect the ability of the Registrant to sell block positions or control of companies, either by itself or in conjunction with other investors. In fact, in certain circumstances, the Registrant may have to sell the securities of its investees in the open market at discounts to market prices at the time of sale, due to the large position it may hold relative to the average daily trading volume.

      The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress may sometime require changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at total value. The Company believes that a mixture of valuation methods is often essential to represent fairly the value of the Registrant's investment position in an investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company. In various instances of valuation, the Board of Directors of the Registrant may modify the valuation methods mentioned below based on their best judgment of the particular situation.

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

      The Public Market Method is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, the Registrant examines the trading volumes, the number of stockholders and the number of market makers. Under the Public Market Method, as well as under the other valuation methods, the Registrant may discount investment positions that are subject to significant legal, contractual or practical restrictions. When an investee's securities are valued under the Public Market Method, common stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value, subject to management and board discretion, of the underlying common stock. Although the Registrant believes that a public market could be created for the options and warrants of certain of its investees, thereby possibly increasing the value of these rights above their arbitrage value, the Registrant does not reflect this possibility in its valuation.

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

      The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies;
(4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of June 30, 2000, over 90% of its assets would be considered qualifying assets.

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

      Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act which, in effect, exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions," and imposes a one-year holding period prior to the sale of restricted securities.

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

      An in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Registrant's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Registrant may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of the Registrant's assets. It is possible that the Registrant may make an in-kind distribution of securities which have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. To date, no such distributions have been made and the Registrant is not considering doing so, but the Registrant may consider doing so in the future.

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

      The Registrant may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Registrant may assist clients in developing and utilizing accounting procedures to efficiently and accurately record transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Registrant may also seek capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. Where possible, the Registrant may introduce its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Registrant also assists with joint ventures, acquisitions and mergers.

      In connection with its managerial assistance, the Registrant may be represented by one or more of its officers or directors on the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in and will frequently be involved in the planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management. Currently, the Registrant provides managerial assistance to CompuSonics Video, Williams, Ajay and PGI.

Competition

      The Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than the Registrant and have significantly larger net worth, financial and personnel resources than the Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

Employees

      As of September 30, 2000 the Registrant had one employee, who is also an officer of the Company.

Item 2.     Properties

      The Registrant subleases office space from a stockholder of the Registrant. The Registrant occupies an office and shares a common area. The Registrant believes that the rate paid for this space represents current market rates. The sublease is on a month-to-month basis.

Item 3.     Legal Proceedings

      None.


Item 4.     Submission of Matters to a Vote of Security Holders

      None

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

      Market Information

      From April 11, 1996 through September 17, 1998, the Registrant's common stock was listed for trading on the Nasdaq SmallCap Market under the stock symbol ENCP. In early 1998, Nasdaq implemented new increased standards for continued listing. The Registrant was not able to meet these new standards and Nasdaq delisted the common stock after the close of business on September 17, 1998. Since September 18, 1998, the principal market in which the Registrant's common stock is traded has been the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The range of high and low bid closing quotations for the Registrant, as published by Nasdaq from July 1, 1998 through September 17, 1998 and the ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 18, 1998 through June 30, 2000, are as set forth below. The OTC electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                     HIGH BID                 LOW BID

      Fiscal 1999 - Quarters Ended:

      September 30, 1998               $4.88                   $2.13
      December 31, 1998                $3.25                   $2.38
      March 31, 1999                   $3.50                   $2.63
      June 30, 1999                    $4.44                   $2.56

      Fiscal 2000 - Quarters Ended:

      September 30, 1999               $4.88                   $3.00
      December 31, 1999                $3.63                   $2.19
      March 31, 2000                   $2.50                   $1.94
      June 30, 2000                    $1.94                   $1.13

      Holders

      The approximate number of record holders of the Registrant's common stock as of June 30, 2000 was approximately 1,340. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

      Dividends

      The Registrant has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

      Recent Sales of Securities.

      None.

Item 6.     Selected Financial Data

--------------------------------------------------------------------------------
                                          As of June 30 (in dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                              2000       1999      1998       1997      1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total assets                3,928,820  6,647,846 4,776,505  4,524,102 4,123,756
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total liabilities           2,202,776  3,119,979 2,471,488  2,159,138 1,820,866
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net assets                  1,726,044  3,527,867 2,305,017  2,364,964 2,302,890
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Realized gain (loss) on
investments                   461,358       -0-        -0-    216,000   269,410
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total revenues                513,795     31,264    47,241    236,643   490,338
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total expenses                358,387    375,050   324,901    369,088   367,489
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net income (loss) from
operations                    155,408  (343,785) (277,660)  (132,444)   122,849
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Unrealized gain (loss) on
investments                 (2,730,231)1,552,635   189,713    229,517 (2,569,991
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Incr (decr) in net assets
before cumul effect of
income tax accounting chg.  (1,801,823)  802,850   (59,947)   62,074 (1,616,142)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Incr (decr) in net assets
 resulting from operations  (1,801,823   802,850  (59,947)    62,074 (1,616,142)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Incr (decr) in net assets/
share before income taxes
and cumulative effect of
income tax and accounting
change                        (3.92)       2.63      0.32       0.39    (4.14)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Incr (decr) in net assets/
share before cumul effect of
income tax accounting change   (2.59)      1.36     (.10)        .11    (2.74)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Increase (decrease) in net
assets per share resulting
from operations               (2.59)       1.36     (.10)        .11    (2.74)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted average number of
  shares outstanding         695,897    695,897   590,897    590,897   590,897
----------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity.
-------------------------------

      In June 1998, the Registrant renewed its line of credit with Comerica Bank and the line was increased to $2,500,000 at 3/4% over Comerica's prime lending rate. The collateral at the time for this line of credit was 1,660,000 shares of Williams Controls common stock owned at the time by the Registrant and 1,864,706 shares of common stock of Ajay (310,784 shares following a 6-for-1 reverse stock split effected by Ajay in 1999) owned by the Registrant. In July 2000, the Registrant renewed its line of credit from Comerica Bank ("Comerica") under which it may borrow up to $2,250,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,652,329 shares of Williams Controls common stock owned by the Registrant and 310,784 shares of the post-split common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. Based on the Advance Formula Agreement that the Registrant has with Comerica Bank for this loan, the Registrant's loan is out of compliance with the terms of the loan agreement, and has been so for a number of months. As such, Comerica has the right to demand payment on the loan by the Registrant. While Comerica has not made a request for a formal forbearance agreement with the Registrant related to this matter, it has not allowed for any further advances against the credit line until the loan is brought back into formula, either through loan paydown or through the providing of additional collateral acceptable to the bank. The Registrant is considering its options and ability to bring the loan back into formula, including the sale of some of its portfolio securities and using the proceeds to pay the loan in part or in full although no final decision has been made by management to sell any of the Registrant's portfolio securities at the date of this report.. The balance of the Registrant's note payable to Comerica as of September 14, 2000 was $2,141,649 and the balances at June 30, 2000 and 1999 were $2,141,649 and
$2,323,249, respectively.

      Due to limited working capital, beginning at May 31, 2000, the Registrant borrowed working capital funds from its president in order to meet its working capital needs and to pay the interest on the Comerica loan. As of June 30, 2000, the note payable to the Registrant's president, which is secured by a second lien on the assets and securities of the Registrant, is $36,000 and has accrued interest of $159. The note payable bears an interest rate of prime plus .75%, the same rate at which the Registrant borrows from Comerica.

      In September 1999, the Registrant entered into an arrangement with one of its investees, CompuSonics Video Corporation (CVC), for the Registrant to provide managerial assistance to CVC for consulting fees payable to the Registrant of $2,000 per month. Due to a lack of cash available to CVC, no payments have been made for the last nine months of the Registrant's fiscal year The Account Receivable balance from CVC was $18,000 and $0 as of June 30, 2000 and 1999, respectively.

      Currently, the Registrant's investment activity and operations are limited by its working capital position. Capital required for the Registrant's investment activities, if available, is expected to be generated from borrowing against its credit line, borrowing from officers, the sale of portfolio securities or from additional offerings of the Registrant's common stock, of which there can be no assurance. The ability of the Registrant to liquidate portfolio stock is dependent on market conditions over which the Registrant has no control. The Registrant had no material commitments for capital expenditures as of June 30, 2000.

      On January 5, 2000, the Registrant sold 200,000 shares of its position in its largest investee, Williams Controls for $2.09 per share before commissions. The proceeds of this sale were used for general working capital purposes and to pay down the Registrant's loan with Comerica. In addition, from February through June 2000, the Registrant sold its entire position in Immune Response, Inc., another investee. The proceeds of this sale were used for general working capital purposes.

      Working capital at June 30, 2000 was $1,711,922 as compared to $4,294,426 at June 30, 1999. The decrease in working capital from 1999 to 2000 was mainly due to the change in the value of the Registrant's investment portfolio. For the years ended June 30, 2000, 1999 and 1998, the Registrant's cash flow was dependent primarily upon proceeds from the sale of investee shares and advances from the Registrant's bank lines of credit and loans from officers.

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

      Another  of  the  Registrant's  investees  is  Ajay  Sports.  Through  its operating subsidiaries, Ajay is a franchisor of retail golf stores and a manufacturer and distributor casual outdoor furniture. The Registrant's president is a director and secretary of Ajay, and is the secretary of Pro Golf International, Inc. ("PGI") and Pro Golf Online, Inc. (a/k/a ProGolf.com) ("PGO"), two majority owned operating subsidiaries of Ajay. During fiscal 1999 and 2000, the Registrant made investments in the securities of PGI.

      The Registrant's other current investee is CompuSonics Video Corporation ("CVC"). The Registrant's president is also president and chairman of the Board of CVC. CVC is in the business of licensing its patented technology related to audio and video analog-to-digital signal compression.

      Management of the Registrant devoted time and resources to providing significant managerial assistance to Williams, Ajay, PGI, PGO and CVC, in varying degrees, during the fiscal year ended June 30, 2000.

      In July 1998, Williams assumed the obligations under a $200,000 note payable from Ajay to the Registrant. During the fiscal year ended June 30, 1999, Williams issued to the Registrant 42,329 shares of its common stock and paid the balance of $100,000 plus accrued but unpaid interest owed to the Registrant under the note.

      The Registrant did not experience Year 2000 compliance requirements related to the change in year date from December 31, 1999 to January 1, 2000, and as such the date change had no material impact on its operations. In connection with the managerial assistance provided by the Registrant to its investee companies, the Registrant generally monitored the activities and actions taken by its investee companies to ensure their compliance with Year 2000 requirements, and, to the best of the Registrant's knowledge, none of its investees experienced material problems related to the Year 2000 issue.

      Results of Operations. The Company had total revenues of $513,795 for the fiscal year ended June 30, 2000 as compared to $31,264 during fiscal year ended June 30, 1999 and $47,241 during the fiscal year ended June 30, 1998. The $482,531 increase was mainly due to the increase in the net realized gain on sale of investments. The revenue decrease of $15,977 from fiscal year June 30, 1998 to June 30, 1999 was due mainly to the decrease in interest income from related parties.

      Total assets for the fiscal year ending June 30, 2000 were $3,928,820, an aggregate decrease of $2,719,026 over the total assets at June 30, 1999 of $6,647,846. The changes in total assets at June 30, 2000 versus June 30, 1999 were mainly the result of changes in the value of Registrant's ownership in its investees, particularly its largest investee, Williams.

      For the year ended June 30, 2000 the Registrant had a net gain from operations of $155,408, compared to a net loss from operations of $343,785 for the year ended June 30, 1999 and a net loss from operations of $277,660 for the year ended June 30, 1998. The increase from 1999 to 2000 was primarily due to the gain realized on the sale of 200,000 shares ofthe Registrant's common stock owned in Williams, used to pay down the Registrant's loan with Comerica. The decline from 1998 to 1999 was due to a increase in interest expense and bonus expense.

      The Registrant recorded an unrealized loss on investments of $2,730,231 for the fiscal year ended June 30, 2000 as compared to a unrealized gain on investments of $1,552,635 for the fiscal year ended June 30, 1999 and an unrealized gain on investments of $189,713 for the fiscal year ended June 30, 1998. The change in the unrealized gain for the years indicated is largely the result of the change in the market value of the Registrant's largest investee, Williams.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable

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

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

      (a)(b)      Identification of Directors and Executive Officers

                                                            Commencement
                                                            Date of Service
                                                            as Officer and/or

Name                   Position with Company          Age       Director

Robert R. Hebard       Chairman of the Board,         47        6/29/93
                       Chief Executive Officer,
                       President, Treasurer
                       & Director

H. Samuel Greenawalt   Director                       71         6/28/93

      No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to any such office or position. All the officers and directors were elected at the last annual meeting of the stockholders of the Company to serve one-year terms or until the next election of directors at an annual meeting.

On September 29, 2000, Carl W. Forsythe resigned as a director of the Company to pursue other business interests. Mr. Forsythe had been a director since June 1993. There were no disputes between Mr. Forsythe and the company. The company has not yet filled the vacancy on its board of directors created by Mr. Forsythe's resignation.

      (c)   Significant Employees

      Not applicable

      (d)   Family Relationships

      None

      (e)   Business Experience

Robert R. Hebard has served as Chairman of the Board, Chief Executive Officer, President, Treasurer and Director of the Registrant since June
29, 1993. He received a Bachelors Degree in Marketing/Management from Cornell University in 1975 and an MBA from Canisius College in 1982. Mr. Hebard also serves as Vice President of Woodward Partners, Inc., a real estate development company in suburban Detroit, Michigan. Mr. Hebard also has served as a Director of Ajay Sports, Inc. since June 1989, and as Ajay's Secretary since September 1990. In June 1999, Mr. Hebard was appointed as the corporate secretary and a member of the boards of directors of Pro Golf International, Inc. and Pro Golf Online, Inc., two majority owned subsidiaries of Ajay. Mr. Hebard is also President and a director of CompuSonics Video Corporation, an investee of the Registrant.

H. Samuel  Greenawalt has served as Director of the Registrant  since June
28, 1993. Mr. Greenawalt received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1951, and is a 1960 graduate of the University of Wisconsin Banking School. From 1954 to 1958, Mr. Greenawalt was with the investment firm McNaughton-Greenawalt Company. He began his career at Michigan National Corporation and affiliates in 1958, working in various commercial lending capacities beginning at that time. From 1987 to June 1995, Mr. Greenawalt was a Senior Vice President, Business Development, for Michigan National Bank. Mr. Greenawalt retired from Michigan National in June 1995 and is now an independent consultant to the bank, and is on the board of directors of Williams Controls, an investee of the Registrant.

      (f)   Involvement in Certain Legal Proceedings

      None

      (g)   Promoters and Control Persons

      Not applicable

      (h)   Section 16(a)  Beneficial Ownership Reporting Compliance

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

      Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 2000, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and done so on a timely basis.

Item 11.    Executive Compensation

      Summary Compensation Table

      The following table sets forth information regarding compensation paid to the Company's chief executive officer for the three years ending June 30, 2000. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

Annual Compensation Awards

--------------------------------------------------------------------------------
                                Annual Compensation (in dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                    Securities
Name and Principal                                   Other Annual   Underlying
Position               Year    Salary     Bonus    Compensation  Stock Options
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Robert R.Hebard,
President, Chief
Executive  Officer  and
Treasurer              2000    78,500      -0-          -0-           -0-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       1999    87,000     25,000        -0-           -0-
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       1998    87,000          -0-      -0-           -0-
--------------------------------------------------------------------------------

      Option/SAR Grant Table

      No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2000.

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

      No stock options were exercised during the fiscal year ended June 30, 2000. The table below sets forth information related to the value at June 30, 2000 of unexercised options held by the Company's President and Chief Executive Officer.

--------------------------------------------------------------------------------
                         Number of Securities       Value of Unexercised
                         Underlying Unexercised     In-the-Money Stock Options
          Name           Stock Options at June 30,  at June 30,  2000 ($)
                         2000 (#)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         Exercisable Unexercisable  Exercisable   Unexercisable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Robert R. Hebard,
President, Chief Exec.    3,601         0            $ 0           $ 0
Officer and Treasurer
--------------------------------------------------------------------------------

      Compensation of Directors

      The Registrant has an arrangement with its disinterested non-employee directors to pay them a fee of $500 for each regular and non-scheduled Board meeting attended, either in person or by telephone .

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Security Ownership of Certain Beneficial Owners and Security Ownership of Management

      Set forth below is information as to certain persons known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's directors and named executive officers, individually, and executive officers and directors as a group, as of September 14, 2000:

                                Amount and Nature
Name and Address of             of Beneficial                          Percent
Beneficial Owner                Ownership                              of Class

Robert R. Hebard                 32,668                                  4.7%
32751 Middlebelt Road            (1)(2)(3)
Suite B
Farmington Hills, MI 48334

H. Samuel Greenawalt             14,333                                   2.1%
27777 Inkster Road
Farmington Hills, MI 48333

Thomas W. Itin                   49,149                                   7.1%
32751 Middlebelt Road, Suite B   (4)(5)
Farmington Hills, MI 48334

Charles Maginnis                 60,000                                   8.6%
P.O. Box 267
Little Switzerland, NC 28749

Dr. Vasant Chheda                50,000                                   7.2%
1025 Cardinal Drive
Effingham, IL 62401

Executive officers and           47,001                                   6.8%
directors as a group             (1)(2)(3)
(two persons)

      (1) Includes 1,333 shares held in a custodian account under the Uniform Gifts to Minors Act for the benefit of Mr. Hebard's daughter. Mr. Hebard disclaims beneficial ownership of the 1,333 shares in the custodial account.

      (2) Includes 3,601 shares of common stock options currently exercisable or exercisable within 60 days from September 21, 2000.

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

      (5)   Includes the following:

            Company                    Shares  Relationship to Mr. Itin

            LBO Capital                15,341  Chairman &  principal stockholder
            TICO                       16,000  Managing Partner
            SICO                        2,667  Partner
            First Equity Corporation    4,875  Spouse is President
            Thomas W. Itin IRA Trust    5,333  Trustee
            IOC, Inc.Profit Sharing
            Trust                       4,933  Trustee
                                       ------

                                       49,149
                                       ------
                                       ------

      No change in control of the Company has occurred since the beginning of the last fiscal year.

      The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions

      Due to the lack of working capital, the President of the Registrant has made loans to the Registrant to cover its short term working capital needs since May 31, 2000. These loans are evidenced by a promissory note, are payable on demand, and are secured the assets of the Registrant, including the portfolio securities of the Registrant's investees. As of June 30, 2000, the note payable to the Registrant's president is $36,000 and has accrued interest of $156.69. The note payable bears an interest rate of prime plus .75%, the same rate at which the Registrant borrows from Comerica.

      In September 1999, the Registrant entered into an arrangement with one of its investees, CompuSonics Video Corporation (CVC), whereby the Registrant would provide managerial assistance to CVC and CVC would pay the consulting fees to the Registrant. The Account Receivable balance from CVC was $18,000 and $0 as of June 30, 2000 and 1999, respectively.

      Except as may otherwise be disclosed in this report, the Registrant does not have any other relationships nor has it entered into related party transactions with management or others.

                                    PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report immediately following the signature page, or are incorporated by reference

            (1)   Financial Statements

            -----------------------------------------------------------------
            Independent Auditor's Report                         F-1
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            Statements of Assets and Liabilities, June 30, 2000
            and 1999                                             F-2
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            Schedule of Investments, June 30, 2000 and 1999      F-3 to F-6
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            Statements of Changes in Stockholders' Equity for
            the Years Ended June 30, 2000, 1999, and 1998        F-7
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            Statements of Operations for the Years Ended   June
            30, 2000, 1999, and 1998                             F-8
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            Statements of Cash Flows for the Years Ended June
            30, 2000, 1999 and 1998                              F-9 to F-10
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            Notes to Financial Statements                        F-11 to
                                                                 F-14
            -----------------------------------------------------------------


            (2)   Financial Statement Schedules:

            -----------------------------------------------------------------
            Amounts Receivable from Affiliated Parties,
            Underwriters, Promoters, and Employees Other than
            Related Parties                                      S-1
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            Valuation and Qualifying Accounts and Reserves       S-2
            -----------------------------------------------------------------

            (3)   Exhibits:

            -----------------------------------------------------------------
            3.1          Amended and Restated Articles of Incorporation as
                         Filed with the Secretary of State, State of
                         Colorado, April 2, 1996****
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            3.2          Bylaws*
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            10.4         Comerica Loan documents with Enercorp, Inc. dated
                         July 30, 1997.*****
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            10.5         Amended Comerica Loan document with Enercorp, Inc.
                         regarding increase in line of credit.  ******
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            20.1         Statement of Risk to Stockholders ******
            -----------------------------------------------------------------
            -----------------------------------------------------------------
            27           Financial Data Schedule FILED HEREWITH

            -----------------------------------------------------------------


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

                                    ENERCORP, INC.
                                    (Registrant)


                              By S\Robert R. Hebard
                                 -------------------------
                                 Robert R. Hebard, President

Date:     October 13, 2000
          ----------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     October 13, 2000        \S\Robert R. Hebard
       --------------------       ------------------------
                                  RobertR. Hebard, Director
                                  (PrincipalExecutive, Accounting and
                                  Financial Officer)



Date:     October 13, 2000         \S\H. Samuel Greenawalt
       --------------------         ------------------------
                                    H. Samuel Greenawalt, Director

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 2000 and 1999, and the related statements of changes in stockholders' equity, operations and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Enercorp, Inc. as of June 30, 1998 were audited by other auditors whose report dated September 22, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2000 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on S-1 and S-2 are presented for purposes of complying with rules of the Securities and Exchange Commission and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the 1999 financial data required to be set forth therein in relation to the basic financial statements taken as whole.

S/ J L Stephan Co, PC
J L Stephan Co, PC
Traverse City,  Michigan
September 30,
2000



                                                        Enercorp, Inc.
                                             Statements of Assets and Liabilities

                                                                                              June 30,            June 30,
ASSETS                                                                                          2000                1999
                                                                                          -----------------  -------------------

     Investments, at fair value, cost of $2,204,888 and
         $2,204,888 at June 30, 2000 and 1999, respectively                             $        3,873,815            6,610,996
     Cash                                                                                           23,844               16,907
     Accounts receivable - related party                                                            17,848                    6
     Accrued interest receivable - net of allowance for
         uncollectible interest receivable of $20,264 and
         $17,339 at June 30, 2000 and 1999, respectively                                             6,105                5,780
     Notes receivable - related parties,  net of allowance for
         uncollectible notes receivable of $27,776 at June
         30, 2000 and $23,147 at June 30, 1999                                                       3,086                7,715
     Furniture and fixtures, net of accumulated depreciation
         $9,633 and $7,763 at June 30, 2000 and 1999,
         respectively                                                                                2,804                4,674
     Other assets                                                                                    1,318                1,767
                                                                                          -----------------  -------------------
                                                                                        $        3,928,820            6,647,846
                                                                                          =================  ===================

LIABILITIES AND NET ASSETS

Liabilities

     Note payable - bank                                                                $        2,141,649            2,323,249
     Note payable - related party                                                                   36,000                  -0-
     Accounts payable and accrued liabilities                                                       25,127               23,730
     Deferred tax liability                                                                            -0-              773,000
                                                                                          -----------------  -------------------
                                                                                                 2,202,776            3,119,979
                                                                                          -----------------  -------------------
Net assets

     Common stock, no par value: 10,000,000 shares
       authorized, 695,897 shares issued and
       outstanding at June 30, 2000 and June 30, 1999
       respectively                                                                              1,888,251            1,888,251

     Preferred stock, no par value:  1,000,000 shares
       authorized, -0- issued and outstanding                                                          -0-                  -0-

     Accumulated deficit                                                                        (1,268,084)          (1,268,492)

     Other comprehensive income, net of deferred
      income taxes of $570,000 and $1,498,000 at
      June 30, 2000 and 1999, respectively                                                       1,105,877            2,908,108
                                                                                          -----------------  -------------------
                                                                                                 1,726,044            3,527,867
                                                                                          -----------------  -------------------
                                                                                        $        3,928,820            6,647,846
                                                                                          =================  ===================

                                               See notes to financial statements
                                                              F-2

                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                             June 30, 2000

                                                                                    Restrictions  Number           Cost
                                                                       Expiration   as to         of               and/or     Fair
                         Company        Description of Business        Date         Resale        Shares Owned     Equity     Value

AFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development                        1,751  $         -  $         72
                                                                                      (i)   10,000,000      106,477       414,000

        Williams Controls, Inc.*        Manufacturer of sensor and                    (e)      200,000       30,000       353,286
                                        control systems                               (e)      850,000      127,500     1,501,466
                                                                                      (e)      330,000      412,500       582,922
                                                                                      (e)       30,000      108,750        52,993
                                                                                      (e)       50,000      125,000        88,322
                                                                                      (e)      150,000       61,500       264,965
                                                                                      (e)       42,329      100,000        74,771

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer          (e)(g)   294,118      600,000        74,435
                                                                                      (e)(g)    16,667       37,500         4,218

    Common Stocks - Cost Method of Valuation

       Pro Golf International, Inc.     Franchisor of retail golf stores              (a)(d)     7,450      447,000       447,000

    Preferred Stocks - Public Market Method of Valuation (d)

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                     2,000       20,000         6,750

    Warrants and Stock Options - Board Appraisal Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development             (c)      300,000            -             -

        Williams Controls, Inc.*        Manufacturer of sensor and          08/04/04  (c)       25,000            -             -
                                        control systems                     05/03/05  (c)       25,000            -             -
                                                                            09/13/06  (c)       50,000                          -
                                                                            03/12/08  (c)(i)    50,000            -             -
                                                                            10/02/08  (c)(f)    50,000            -             -


                                                                                                         ----------   -----------
                                                                                                          2,176,227     3,860,025


                                                    See notes to financial statements
                                                                  F-3

                                                                                                                        (Continued)


                                                        Enercorp, Inc.
                                             Schedule of Investments (Continued)
                                                        March 31, 2000

                                                                                    Restrictions   Number         Cost
                                                                       Expiration   as to          of             and/or     Fair
                                                                       Date         Resale         Shares Owned   Equity     Value
                         Company Description of Business


UNAFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        Immune Response, Inc.           Holding Company                              (h)        7,000        1,050         7,877
        Vitro Diagnostics               Diagnostic Test Kits                                      300        1,500         1,125
        ProConnextions, Inc.            Sports Memorabilia Marketing                 (a)      191,610       19,161         4,790
                                                                                                          ----------   -----------
                                        Sub-total - UNAFFILIATED COMPANIES                                  21,711        13,792
                                                                                                          ----------   -----------
                                        Total - ALL COMPANIES                                          $ 2,197,938  $  3,873,817
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

     (e)Pledged  as  collateral  against a line of credit  with  Comerica  Bank.
     (f)Options 50% vested and will vest at 25% additional on 10/02/00 and

        10/02/01  consecutively.
     (g)Reflects  1-for-6 reverse stock split effective  August 14, 1998.  (h)In
     August 1999, Immune Response completed a 1-for-100 reverse stock split and also completed a 1-for-3 reverse split in January 2000. (i)Options are 75% vested and will vest the final 25% on 03/12/01.

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

                                                    See notes to financial statements



                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                              June 30, 1999

                                                                                    Restrictions   Number         Cost
                                                                       Expiration   as to          of             and/or    Fair
                         Company        Description of Business        Date         Resale         Shares Owned   Equity    Value

AFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development                        1,751  $         -  $          2
                                                                                            10,000,000      106,477         9,000

        Williams Controls, Inc.*        Manufacturer of sensor and                    (e)      400,000       60,000     1,187,500
                                        control systems                               (e)      850,000      127,500     2,523,438
                                                                                      (e)      330,000      412,500       979,688
                                                                                      (e)       30,000      108,750        89,063
                                                                                      (e)       50,000      125,000       148,438
                                                                                      (e)      150,000       61,500       445,313
                                                                                                42,329      100,000       125,664

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer          (e)      294,118      600,000       537,750
                                                                                      (e)       16,667       37,500        30,473

     Common Stocks - Cost Method of Valuation

       Pro Golf International, Inc.    Franchisor of retail golf stores              (a)(d)     16,800      419,832       419,832

     Preferred Stocks - Public Market Method of Valuation (d)

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                     2,000       20,000         9,000

    Warrants and Stock Options - Board Appraisal Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development             (c)      300,000            -             -

        Williams Controls, Inc.*        Manufacturer of sensor and       08/04/04     (c)       25,000            -        13,280
                                        control systems                  05/03/05     (c)       25,000            -             -
                                                                         09/13/06     (c)(f)    50,000                     21,250
                                                                         03/12/03     (c)(g)    50,000            -        29,113
                                                                         10/02/08     (c)(h)    50,000            -        37,188

        Pro Golf Online, Inc.           Internet sale of golf related    06/23/02     (c)       42,000          168           168
                                        products                                                          ----------   -----------
                                                                                                          2,179,227     6,606,161


                                                    See notes to financial statements
                                                                   F-5



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

                                                          See notes to financial statements
                                                                             F-6




                                                               Enercorp, Inc.
                                                Statement of Changes in Stockholders' Equity
                                              For the Years Ended June 30, 2000, 1999, and 1998


                                                                                     Retained Earnings

                                                                            -------------------------------------
                                                 Common Stock                 (Accumulated        Other Comprehensive
                                           Shares             Amount            Deficit)           Income              Total
                                      -----------------  -----------------  ------------------ ------------------  -----------------


Balance at June 30, 1997                        590,897       $  1,468,251        $  (861,049)     $  1,757,762          2,364,964

Net loss                                             --                 --           (185,660)                --          (185,660)

Unrealized gain on investments,
  net of taxes                                       --                 --                  --           125,713            125,713
                                      -----------------  -----------------  ------------------ ------------------  -----------------

Balance at June 30, 1998                        590,897          1,468,251          (1,046,709)         1,883,475          2,305,017

Increase in Common Stock                        105,000            420,000                                                   420,000

Net loss                                             --                 --            (221,783)                --          (221,783)

Unrealized gain on investments,
  net of taxes                                       --                 --                  --          1,024,633          1,024,633
                                      -----------------  -----------------  ------------------ ------------------  -----------------

Balance at June 30, 1999                        695,897          1,888,251          (1,268,492)         2,908,108          3,527,867
                                      -----------------  -----------------  ------------------ ------------------  -----------------

Increase in Common Stock                            --                 --                  --                 --                 --

Net gain (loss)                                     --                 --                 408                 --                408

Unrealized gain on investments,
  net of taxes                                      --                 --                  --         (1,802,231)        (1,802,231)
                                       -----------------  -----------------  ------------------ ------------------  ---------------

Balance at June 30, 2000                        695,897          $1,888,251         $(1,268,084)       $1,105,877        1,726,044
                                       -----------------  -----------------  ------------------ ------------------  ---------------
                                       -----------------  -----------------  ------------------ ------------------  ---------------

                                                      See notes to financial statements
                                                                     F-7


                                                                     Enercorp, Inc.
                                                                Statements of Operations

                                                                                      For the years ended June 30,
                                                                       -------------------------------------------------------------
                                                                            2000                  1999                   1998
                                                                      -----------------     ------------------     -----------------
REVENUES

       Interest income                                              $              187    $               -0-    $               -0-
       Interest income from related entities                                    30,250                  6,264                 22,241
       Consulting fees from related companies                                   22,000                 25,000                 25,000
       Net realized gain on sale of investments                                461,358                    -0-                    -0-
       Dividend income from affiliated company                                     -0-                    -0-                    -0-
                                                                       -----------------     ------------------     ----------------
                                                                               513,795                 31,264                 47,241
                                                                       -----------------     ------------------     ----------------
EXPENSES

       Salaries - officer                                                       78,500                 87,000                 87,000
       Bonus expense - officer                                                     -0-                 25,000                    -0-
       Directors' fees                                                           1,000                    -0-                  1,000
       Staff salaries                                                              -0-                    -0-                    -0-
       Legal, accounting and other professional fees                            24,073                 19,921                 14,686
       Interest expense - other                                                217,885                193,552                181,123
       Bad debt expense                                                          7,554                  2,431                  2,431
       Other general and administrative expenses                                29,374                 47,145                 38,661
                                                                       -----------------     ------------------     ----------------
                                                                               358,387                375,050                324,901
                                                                       -----------------     ------------------     ----------------

       Net gain (loss) from operations before taxes                            155,408               (343,785)             (277,660)
       Income taxes (Note 5)                                                  (155,000)               122,000                 92,000
                                                                       -----------------     ------------------     ----------------

       Net gain (loss) from operations after taxes                                 408               (221,785)             (185,660)
                                                                       -----------------     ------------------     ----------------

       Net unrealized gain (loss) on investments before taxes                (2,730,231)             1,552,635              189,713
       Income taxes (Note 5)                                                    928,000               (528,000)             (64,000)
                                                                       -----------------     ------------------     ----------------

       Net unrealized gain (loss) on investment after taxes                  (1,802,231)             1,024,635              125,713
                                                                       -----------------     ------------------     ----------------

       Increase (decrease) in net assets resulting from operations   $       (1,801,823)   $           802,850    $         (59,947)
                                                                       =================     ==================     ================

       Increase (decrease) in net assets per share                   $            (2.59)   $              1.36    $           (0.10)
                                                                       =================     ==================     ================






                                                           See notes to financial statements
                                                                             F-8


                                                              Enercorp, Inc.
                                                         Statements of Cash Flows

                                                                                 For the years ended June 30,
                                                            ---------------------------------------------------------------------
                                                                        2000                  1999                   1998
                                                                  -----------------     ------------------     ------------------
Cash flows from operating activities:

         Increase (decrease) in net assets                      $       (1,801,823)   $           802,850    $           (59,947)
                                                                  -----------------     ------------------     ------------------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:

         Depreciation                                                        1,870                  1,525                  1,491
         Bad debt provision on notes receivable
         and interest net of write offs                                      7,554                  2,431                  2,431
         Stock received for consulting services                                -0-                    -0-                    -0-
         Gain on sale of investments                                      (461,358)                   -0-                    -0-
                   (Gain) Loss on sale of fixed assets                         -0-                    -0-                    -0-
         Unrealized (gain) loss on investments                           2,730,231             (1,552,635)              (251,213)
               (Increase) in accounts receivable -
                 related party                                             (17,842)                    (6)                 2,985
               (Increase) in interest receivable                            (3,250)                 1,496                  6,135
               (Increase) Decrease in other assets                             449                    130                  1,796
         Increase (Decrease) in accounts payable and
         accrued expenses                                                    1,397                    990                  3,751
         Increase(Decrease) in accrued salaries                                 -0-                    -0-                (32,250)
         Increase (Decrease) in deferred taxes                            (773,000)               406,000                (28,000)
                                                                   -----------------     ------------------     ------------------
         Total adjustments                                               1,486,052             (1,140,070)              (292,873)
                                                                   -----------------     ------------------     ------------------
Net cash (used) by operating activities                                   (315,771)              (337,220)              (352,820)
                                                                   -----------------     ------------------     ------------------

Cash flows from investing activities:

         Purchase of investments                                           (27,000)              (520,000)                   -0-
         Sale of investments                                                495,308                    -0-                    -0-
         Payments received on note receivable                                   -0-                200,000                    -0-
         Issuance of notes receivable                                           -0-                    -0-                    -0-
         Proceeds from sale of fixed assets                                     -0-                    -0-                    -0-
         Purchase of furniture and fixtures                                     -0-                 (3,501)                   -0-
                                                                   -----------------     ------------------     ------------------
         Net cash provided (used) by investing activities                   468,308               (323,501)                   -0-
                                                                   -----------------     ------------------     ------------------




                                                    See notes to financial statements

                                                   Enercorp, Inc.
                                       Statements of Cash Flows (Continued)


                                                                                For the years ended June 30,
                                                            ---------------------------------------------------------------------
                                                                        2000                  1999                   1998
                                                                   -----------------     ------------------     ------------------

Cash flows from financing activities:

         Proceeds from sale of common stock                                     -0-                420,000                    -0-
         Proceeds from notes payable                                        212,400                267,500                368,849
         Principal payments of notes payable                               (358,000)               (26,000)                   -0-
                                                                   -----------------     ------------------     ------------------
         Net cash provided by investing activities                         (145,600)               661,500                368,849
                                                                   -----------------     ------------------     ------------------

Increase (Decrease) in cash                                                   6,937                    779                 16,029

Cash, beginning of period                                                    16,907                 16,128                     99
                                                                   -----------------     ------------------     ------------------

Cash, end of period                                                 $        23,844        $       16,907          $       16,128
                                                                   =================     ==================     ==================

Supplemental disclosures of cash flow information:

           Interest paid                                            $       218,668        $       176,704        $       165,099
                                                                   =================     ==================     ==================

         Interest received                                         $            187   $              3,023    $            28,377
                                                                   =================     ==================     ==================







                                                    See notes to financial statements
                                                                   F-10

Note 1:  Summary of Significant Accounting Policies

         Significant accounting policies are as follows:

   a.    Business History
         ----------------

          Enercorp, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 30, 1978. During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company. For the years ended June 30, 2000, 1999 and 1998 the Company's cash flows have been dependent primarily upon sale of stock and loans.

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

      g.    Net Assets per Share

      In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 2000 and June 30, 1999, respectively was $ 2.48 and $5.07 per share based on 695,897 shares outstanding in 2000 and 1999.

      Note 2:     Investments
                  -----------

     Investments consist of holdings of securities in publicly and privately held companies. The Company's largest portfolio company is Williams Controls, Inc. ("Williams"). At June 30, 2000 Williams represented 75.3% of the Company's investments at fair market value.

Note 3:     Related Party Transactions
            --------------------------
      a.    Accounts Receivable - Related Party

      In September 1999, the Registrant entered into an arrangement with one of its investees, CompuSonics Video Corporation (CVC), whereby the Registrant would provide managerial assistance to CVC and CVC would pay consulting fees to the Registrant at the rate of $2,000 per month. The Account Receivable balance from CVC was $18,000 and $0 as of June 30, 2000 and 1999, respectively.

b.    Notes Receivable - Related Entities

      The Company has notes receivable from ProConnextions, Inc., ("PCI"). All of the notes are due on demand. The notes have interest rates of 12% and 10%. There is no collateral for the notes. The Company is a shareholder in PCI. The notes receivable balance, net of allowance for uncollectible note receivable, from PCI at was $3,086 and $7,715 at June 30, 2000 and 1999 respectively.

Note 4:     Note Payables
            -------------

      Note Payable - Bank

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

      In July 2000, the Registrant renewed its line of credit from Comerica Bank ("Comerica") under which it may borrow up to $2,250,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,652,329 shares of Williams Controls common stock owned by the Registrant and 310,784 shares of the post-split common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. Based on the Advance Formula Agreement that the Registrant has with Comerica Bank for this loan, the Registrant's loan is out of compliance with the terms of the loan agreement, and has been so for a number of months. As such, Comerica has the right to demand payment on the loan by the Registrant. While Comerica has not made a request for a formal forebearance agreement with the Registrant related to this matter, it has not allowed for any further advances against the credit line until the loan is brought back into formula, either through loan paydown or through the providing of additional collateral acceptable to the bank. The Registrant is seeking ways to remedy this situation, including obtaining additional collateral or repaying the loan, in full or in part, prior to the time that the loan may have to be paid off by the Registrant, including using the proceeds from the sale of securities from its investee portfolio as the means of payment. The balance of the Registrant's note payable to Comerica as of September 14, 2000 was $2,141,649 and the balances at June 30, 2000 and 1999 were $2,141,649 and $2,323,249, respectively.

      Note Payable - Related Party

      Due to limited working capital, beginning at May 31, 2000, the Company borrowed working capital funds from its president in order to meet its working capital needs and to pay the interest on the Comerica loan. The note payable bears an interest rate of prime plus .75%, the same rate at which the Company borrows from Comerica. The balance of the notes payable to Robert Hebard is $36,000 and $0 at June 30, 2000 and June 30, 1999, respectively.

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

      Income tax expense for the years ended June 30, 2000, 1999 and 1998 consisted of:

                                2000              1999              1998
                                ----              ----              ----
      Current, net of     $     -0-        $      -0-          $     -0-
      benefit of NOL
      carryover

            Deferred         155,000           406,000           (28,000)
                             -------           -------           --------
                          $  155,000       $   406,000          $(28,000)

      The components of the deferred tax asset (liability) at June 30, 2000 and 1999 consist of the following:

                                                       6/30/00          6/30/99
                                                     ---------      -----------

            Unrealized gain on investments         $  (570,000)     $ 1,498,000
            Capital loss carryover                          -0-              -0-
            Accrued officer wages                           -0-              -0-
            Allowance for notes receivable             (16,000)         (12,000)
            Valuation Allowance                       (109,000)              -0-
            Net operating loss carry over             (663,000)       ( 713,000)
                                                       ---------       ---------
                                               $             -0-     $   773,000
                                               ==================    ===========

      At June 30, 2000, the Company has net operating losses carry forward available to offset future taxable income of approximately $1,950,000 that expires during various years through June 30, 2014.

Note 6:     Operating Leases
            ----------------

      The Company is currently occupying a space provided by a stockholder. Lease expense was $5,233, $6,088 and $6,180 for the years ending June 30, 2000, 1999 and 1998, respectively.

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


                                 Enercorp, Inc.
                   Amounts Receivable from Affiliated Parties
        Underwriters, Promoters and Employees Other than Related Parties


------------------------------------------------------------------------------------------------------------------------------------
                           Column A                   Column B    Column C              Column D                      Column E
------------------------------------------------------------------------------------------------
                                                                                        Deductions            Balance end of period
                                                                                 ---------------------------------------------------
                                                   Balance at                      (1)             (2)            (1)         (2)
                                                   beginning of                  Amounts          Amounts                    Non-
                           Name of Debtor          Period        Additions (a)   Collected (a)    Written off    Current     Current
====================================================================================================================================

For the year ended
June 30, 2000

Notes receivable from      ProConnextions, Inc.       30,862           -                 -                        30,862         -
affiliated companies       Williams Controls, Inc.  $      0           -                 -                             0

Accounts receivable from   Ajay Sports, Inc.          $    0                             -                 -           0         -
affiliated companies       Williams Controls, Inc.    $    6         $    12                                          18
                           CompuSonics Video Corp     $    0         $18,000                                      18,000
                                                   ---------------------------------------------------------------------------------
                                                    $30,868          $18,012          $   0                $0    $48,880        $0
====================================================================================================================================

For the year ended
June 30, 1999

Notes receivable from      ProConnextions, Inc.       30,862           -                 -                        30,862         -
affiliated companies       Williams Controls, Inc.  $200,000           -          $200,000                             0

Accounts receivable from   Ajay Sports, Inc.          $    0                             -                 -           0         -
affiliated companies
                                                   ---------------------------------------------------------------------------------
                                                    $230,862          $0          $200,000                $0     $30,862        $0
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

For the year ended June 30, 2000
Allowance for uncollectible accounts
                                         -------------------------------------------------------------------------------------------
  Notes receivable                            $23,147         4,629                                                     $27,776
                                         -------------------------------------------------------------------------------------------
  Interest receivable                         $17,339         2,925                                                     $20,264
                                         -------------------------------------------------------------------------------------------
For the year ended June 30, 1999
Allowance for uncollectible accounts
                                         -------------------------------------------------------------------------------------------
  Notes receivable                            $23,147                                                                   $23,147
                                         -------------------------------------------------------------------------------------------
  Interest receivable                         $14,908          2,431                                                    $17,339
                                         -------------------------------------------------------------------------------------------
For the year ended June 30, 1998
Allowance for uncollectible accounts
                                         -------------------------------------------------------------------------------------------
  Notes receivable                            $23,147                                                                   $23,147
                                         -------------------------------------------------------------------------------------------
  Interest receivable                         $12,477           2,431                                                   $14,908
------------------------------------------------------------------------------------------------------------------------------------



                                                         See notes to financial statements
                                                                             S-2
