Form 10-Q
period 2000-09-30
ENERCORP INC
filed 2000-11-14
CIK 313116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                   ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number: 0-9083
                                                 ------

                                 Enercorp, Inc.

             (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
----------------------------                          ------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                               48334
------------------------------------------         ---------------------------
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

                                    Yes X No

Number of shares of common stock outstanding at September 30, 2000:  695,897

                                 Enercorp, Inc.

        Form 10-Q Filing for the Second Quarter Ended September 30, 2000

                                      INDEX

                                                                  Page

                                                                 Number
                                                                 ------
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                     3

            Statements of Assets and Liabilities
            September  30, 2000 (Unaudited) and June 30, 2000        4

            Schedule of Investments (Unaudited),
            September 30, 2000                                     5-6

            Schedule of Investments June 30, 2000                  7-8

            Statements of Operations (Unaudited) for the Three
            Months Ended September 30, 2000 and 1999                 9

            Statements of Cash Flows (Unaudited) for the Three
            Months Ended September 30, 2000 and 1999                10

            Notes to Financial Statements                           11

Item 2.     Management's Discussion and Analysis of

            Financial Condition and Results of Operations        11-12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                       13
Item 2.     Changes in Securities                                   13
Item 3.     Defaults Upon Senior Securities                         13
Item 4.     Submission of Matters to a Vote of Security Holders     13
Item 5.     Other Information                                       13
Item 6.     Exhibits and Reports on Form 8-K                        13
            Signature Page                                          14

                                 Enercorp, Inc.

Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. Tese statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2000.

                                                     Enercorp, Inc.
                                          Statements of Assets and Liabilities

                                                                                      September 30,           June 30,
ASSETS                                                                                     2000                 2000
                                                                                      ---------------      ---------------

       Investments, at fair value, cost of $2176,227 and $2,204,888
         at Sept. 30, 2000 and June 30, 2000, respectively                          $      3,409,876     $      3,873,815
       Cash                                                                                      477               23,844
       Accounts receivable - related party                                                    17,848               17,848
       Accrued interest receivable - net of allowance for
         uncollectible interest receivable of $20,999 and
         $20,264 at September, 2000 and June, 2000, respectively                               6,187                6,105
       Notes receivable - related parties,  net of allowance for
         uncollectible notes receivable of $27,776 at Sept. 30, 2000
         and $27,776 at June 30, 2000                                                          3,086                3,086
       Furniture and fixtures, net of accumulated depreciation
         of $10,100 at Sept. 30, 2000 and $9,633 at June 30, 2000,
         respectively                                                                          2,336                2,804
       Other assets                                                                              999                1,318
                                                                                      ---------------      ---------------
                                                                                    $      3,440,808     $      3,928,820
                                                                                      ===============      ===============

LIABILITIES AND NET ASSETS

Liabilities
       Note payable - bank                                                          $      2,141,649     $      2,141,649
       Note payable - Other                                                                   83,500               36,000
       Accounts payable and accrued liabilities                                                6,995               25,127
       Deferred tax liability                                                                    -0-                  -0-
                                                                                      ---------------      ---------------
                                                                                           2,232,144            2,202,776
                                                                                      ---------------      ---------------
Net assets
       Common stock, no par value: 10,000,000 shares
         authorized, 695,897 shares issued and
         outstanding at June 30, 2000 and June 30, 1999
         respectively                                                                      1,888,251            1,888,251

       Preferred stock, no par value:  1,000,000 shares
         authorized, -0- issued and outstanding                                                  -0-                  -0-

       Accumulated deficit                                                                (1,322,576)          (1,268,084)

       Unrealized net gain on investments, net of deferred
         income taxes of $1,498,000 and $1,498,000 at
         June 30, 2000 and 1999, respectively                                                642,988            1,105,877
                                                                                      ---------------      ---------------
                                                                                           1,208,663            1,726,044
                                                                                      ---------------      ---------------
                                                                                    $      3,440,808     $      3,928,820
                                                                                      ===============      ===============

                                   See notes to financial statements


                                                              Enercorp, Inc.
                                                         Schedule of Investments
                                                             September 30, 2000

                                                                                    Restrictions  Number           Cost
                                                                       Expiration   as to         of               and/or     Fair
                         Company        Description of Business             Date    Resale   Shares Owned  Equity         Value

AFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development                        1,751  $         -  $         58
                                                                                      (i)   10,000,000      106,477       333,000

        Williams Controls, Inc.*        Manufacturer of sensor and                    (e)      200,000       30,000       308,750
                                        control systems                               (e)      850,000      127,500     1,312,188
                                                                                      (e)      330,000      412,500       509,438
                                                                                      (e)       30,000      108,750        46,313
                                                                                      (e)       50,000      125,000        77,188
                                                                                      (e)      150,000       61,500       231,563
                                                                                      (e)       42,329      100,000        65,345

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer          (e)(g)   294,118      600,000        68,824
                                                                                      (e)(g)    16,667       37,500         3,900

       Pro Golf International, Inc.     Franchisor of retail golf stores              (a)        7,450      447,000       447,000

    Preferred Stocks - Public Market Method of Valuation (d)

        Ajay Sports, Inc.*              Golf & Casual Furniture Manufacturer                     2,000       20,000         1,125

    Warrants and Stock Options - Board Appraisal Method of Valuation (d)

        CompuSonics Video Corporation*  Digital Video Product Development             (c)      300,000            -             -

        Williams Controls, Inc.*        Manufacturer of sensor and          08/04/04  (c)       25,000            -             -
                                        control systems                     05/03/05  (c)       25,000            -             -
                                                                            09/13/06  (c)       50,000                          -
                                                                            03/12/08  (c)(i)    50,000            -             -
                                                                            10/02/08  (c)(f)    50,000            -             -


                                                                                                         ----------   -----------
                                                                                                          2,176,227     3,404,692


                        See notes to financial statements

                                        5

                                                        Enercorp, Inc.
                                             Schedule of Investments (Continued)
                                                        September 30, 2000

                                                                                   Restrictions  Number        Cost
                                                                       Expiration   as to         of          and/or     Fair
                                                                       Date         Resale      Shares Owned  Equity     Value
                         Company Description of Business


UNAFFILIATED COMPANIES
    Common Stocks - Public Market Method of Valuation (d)

        Vitro Diagnostics               Diagnostic Test Kits                                      300        1,500           394
        ProConnextions, Inc.            Sports Memorabilia Marketing                 (a)      191,610       19,161         4,790
                                                                                                          ----------   -----------
                                        Sub-total - UNAFFILIATED COMPANIES                                  21,711         5,184
                                                                                                          ----------   -----------
                                        Total - ALL COMPANIES                                          $ 2,197,938  $  3,409,876
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


                        See notes to financial statements

                                                          Enercorp, Inc.
                                                     Schedule of Investments
                                                         June 30, 2000

                                                                                                 Restrictions    Number
                                                                                     Expiration     as to          of
                       Company                    Description of Business               Date       Resale      Shs. Owned


UNAFFILIATED COMPANIES
      Common Stocks - Public Market Method of Valuation (d)

           Immune Response, Inc.                  Holding Company                                 (h)                7,000
           Vitro Diagnostics                      Diagnostic Test Kits                                                300
           Proconnextions, Inc.                   Sports Memorabilia Marketing                    (a)              191,610
                                                  Sub-total - UNAFFILIATED COMPANIES
                                                  Total - ALL COMPANIES


(a) Non-public company whose securities are privately owned. (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated. (c) No public market for this security exists. (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors, including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable. (e) Pledged as collateral against a line of credit with Comerica Bank. (f) Options 50% vested and will vest at 25% additional on 10/02/00 & 10/02/01 consecutively. (g) Reflects 1-for-6 reverse stock split effective August 14, 1998. (h) In August, 1999, Immune Response colmpleted a
1-for-100 reverse stock split and also completed a 1-for-3 reverse split in January, 2000. (j) Options are 75% vested and will vest the final 25% on 03/12/01. * This entity is considered an affiliated company since the Company owns more than 5% but less than 25% of the Investee company's outstanding common stock. Because of this, the Company would be affected by a sales limitation of one percent of the investee's outstanding common stock during any three-month period, or the average of the last four weeks' trading volume, whichever is greater.


                        See notes to financial statements

                                                     Enercorp, Inc.
                                                Statements of Operations

                                                                                             For the Three Months
                                                                                             Ended September 30,
                                                                                     -------------------------------------
                                                                                          2000                  1999
                                                                                     ---------------       ---------------
REVENUES
      Interest income                                                              $            -0-      $            -0-
      Interest income from related entities                                                     823                12,324
      Consulting fees from related companies                                                    -0-                   -0-
      Net realized gain on sale of investments                                                8,464                   -0-
      Dividend income from affiliated company                                                   -0-                   -0-
                                                                                     ---------------       ---------------
                                                                                              9,287                12,324
                                                                                     ---------------       ---------------
EXPENSES
      Salaries - officer                                                                        -0-                21,750
      Bonus expense - officer                                                                   -0-                   -0-
      Directors' fees                                                                           -0-                   -0-
      Staff salaries                                                                            -0-                   -0-
      Legal, accounting and other professional fees                                           1,281                 6,750
      Interest expense - other                                                               57,509                53,191
      Bad debt expense                                                                          735                 5,364
      Other general and administrative expenses                                               4,253                 8,639
                                                                                     ---------------       ---------------
                                                                                             63,779                95,694
                                                                                     ---------------       ---------------

      Net gain (loss) from operations before taxes                                          (54,492)              (83,370)
      Income taxes (Note 5)                                                                       0                35,000
                                                                                     ---------------       ---------------

      Net gain (loss) from operations after taxes                                           (54,492)              (48,370)
                                                                                     ---------------       ---------------

      Net unrealized gain (loss) on investments before taxes                               (442,230)           (1,382,452)
      Income taxes (Note 5)                                                                       0               470,000
                                                                                     ---------------       ---------------

      Net unrealized gain (loss) on investment after taxes                                 (442,230)             (912,452)
                                                                                     ---------------       ---------------

      Increase (decrease) in net assets resulting from operations                  $       (496,722)     $       (960,822)
                                                                                     ===============       ===============

      Increase (decrease) in net assets per share                                  $          (0.84)     $          (1.63)
                                                                                     ===============       ===============



                        See notes to financial statements

                                               Enercorp, Inc.
                                          Statements of Cash Flows

                                                                              For the Three Months
                                                                               Ended September 30,
                                                                    ------------------------------------------
                                                                           2000                     1999
                                                                    -------------------        ---------------
Cash flows from operating activities:
       Increase (decrease) in net assets                          $           (496,722)      $       (960,822)
                                                                    -------------------        ---------------

Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation                                                                467                    467
       Bad debt provision on notes receivable
         and interest net of write offs                                            (82)                 5,364
       Gain on sale of investments                                              (8,464)                   -0-
       Unrealized (gain) loss on investments                                   442,230              1,802,452
       (Increase) in accounts receivable - related party                             0                   (172)
       (Increase) in interest receivable                                             0               (432,324)
       (Increase) Decrease in other assets                                         320                    314
       Increase (Decrease) in accounts payable and
         accrued expenses                                                      (18,132)                   795
       Increase (Decrease) in deferred taxes                                       -0-               (505,000)
                                                                    -------------------        ---------------
       Total adjustments                                                       416,339                871,896
                                                                    -------------------        ---------------
Net cash (used) by operating activities                                        (80,383)               (88,926)
                                                                    -------------------        ---------------
Cash flows from investing activities:
Proceeds from sale of stock                                                      9,516                      0
                                                                    -------------------        ---------------

Cash flows from financing activities:
       Proceeds from notes payable                                              47,500                 90,400
                                                                    -------------------        ---------------
       Net cash provided by investing activities                                47,500                 90,400
                                                                    -------------------        ---------------

Increase (Decrease) in cash                                                    (23,367)                 1,474

Cash, beginning of period                                                       23,844                 16,907
                                                                    -------------------        ---------------

Cash, end of period                                              $                 477       $         18,381
                                                                    ===================        ===============

Supplemental disclosures of cash flow information:
       Interest paid                                             $              56,099       $         53,324
                                                                    ===================        ===============

       Interest received                                         $                   6       $            -0-
                                                                    ===================        ===============


                        See notes to financial statements

                                       10

Notes to Financial Statements

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

      On June 24, 1999, the Registrant completed a private offering of its common stock through which it raised $420,000 in gross proceeds. The proceeds from this offering were used to purchase 4.2 Units in a private offering made jointly by Pro Golf International, Inc. ("PGI") and Pro Golf Online, Inc. ("PGO"). Each Unit in this offering consisted of 4,000 shares of PGI common stock and 10,000 warrants, each to purchase one share of PGO common stock for $5.00 per share, exercisable on or before June 23, 2002. The purpose of the offering was to raise the funds necessary for PGI to acquire Pro Golf of America, Inc. ("Pro Golf"). During the quarter ended September 30, 1999, the units of PGI held by the Registrant were exchanged for a Subordinated Promissory Note in the principal amount of $420,000 dated June 22, 1999, due on July 22, 2000 and bearing interest at ten percent per annum. On February 29, 2000, the Registrant converted principal and interest due under its Subordinated Promissory Note into common stock of PGI. The conversion was made at the rate of $60 per share, the price at which PGI was then offering equity capital for sale in a private offering. The Registrant agreed to this conversion, in part, to assist PGI in raising other equity capital to allow PGI to refinance its bank debt. At the time of the conversion, the Registrant believed converting its debt to equity would be the best available means to protect the Registrant's original investment in PGI. Upon conversion of the $420,000 note and $27,000 of accrued interest, the Registrant received 7,450 shares of PGI common stock.

Item 2. Management's Discussion and Analysis of Financial Condition / Results of Operations.

      Material Changes in Financial Condition:

      The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under the credit line.

      In July 2000, the Registrant renewed its line of credit from Comerica Bank ("Comerica") under which it may borrow up to $2,250,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,652,329 shares of Williams Controls common stock owned by the Registrant and 310,785 shares of the post-split common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant. Borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. Based on the Advance Formula Agreement that the Registrant has with Comerica Bank for this loan, the Registrant's loan is out of compliance with the terms of the loan agreement, and has been so for a number of months. As previously disclosed, Comerica has the right to demand payment on the loan by the Registrant. While Comerica has not made a request for a formal forbearance agreement with the Registrant related to this matter, it has not allowed for any further advances against the credit line until the loan is brought back into formula, either through loan paydown or through the providing of additional collateral acceptable to the bank. The Registrant is considering its options and ability to bring the loan back into formula, including the sale of some of its portfolio securities and using the proceeds to pay the loan in part or in full. The balance of the Registrant's note payable to Comerica as of September 14, 2000 was $2,141,649 and the balances at June 30, 2000 and 1999 were $2,141,649 and
      $2,323,249, respectively.

      Due to the lack of working capital, the President of the Registrant has made loans to the Registrant to cover its short term working capital needs since May 31, 2000. These loans are evidenced by a promissory note, are payable on demand, and are secured the assets of the Registrant, including the portfolio securities of the Registrant's investees. As of September 30, 2000, the note payable to the Registrant's president is $64,500 and has accrued interest of $1,529. The note payable bears an interest rate of prime plus .75%, the same rate at which the Registrant borrows from Comerica. There is no guarantee that these loans will continued to be made to the Registrant.

      Material Changes in Results of Operations:

      The Registrant's revenues were $9,287 and $12,324 for the first quarter ended September 30, 2000 and 1999, respectively. The decrease in revenues for the quarter, compared with the prior year's quarter, is due to an decrease in interest income from related companies of $11,501, offset by the net realized gain on sale of investments of $8,464.

      The Registrant recorded an unrealized loss on investments of $442,330 for the first quarter ended September 30, 2000 compared to a loss of $1,382,452 for the first quarter ended September 30, 1999. This is mainly due to the changes in fair market value of the Registrant's investment in Williams and Ajay.

      Williams Controls, Inc. - Investee Company

      The Registrant's largest investee company, Williams, is a publicly held company (Nasdaq: WMCO) in which the Registrant owns common stock and options. Management continues to recognize that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls and communication systems for the transportation and communication industries.

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

Item 4.   Submission of Matters to a Vote of Security Holders
        None

Item 5.   Other Information
        None

Item 6.   Exhibits and Reports on Form 8-K

          A)    Exhibits
                Exhibit 27           Financial Data Schedule

          B)    Form 8-K

            None

                                 Enercorp, Inc.

                                    Form 10-Q

                 For the Second Quarter Ended September 30, 2000

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Enercorp, Inc.

                               (Registrant)


                        BY:  /s/ Robert R. Hebard
                             ----------------------------------


                                  President and Chief Financial Officer

Date:  November 14, 2000