Form 10-Q
period 2000-12-31
ENERCORP INC
filed 2001-02-20
CIK 313116

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2000

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

                                 (248) 851-5651
                              --------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Number of shares of common stock outstanding at December 31, 2000:  695,897

                                 Enercorp, Inc.

         Form 10-Q Filing for the Second Quarter Ended December 31, 2000

                                      INDEX

                                                                  Page

                                                                 Number
                                                                -------
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                      3

            Statements of Assets and Liabilities
            December   31, 2000 (Unaudited) and June 30, 2000         4

            Schedule of Investments (Unaudited),
            December 31, 2000                                       5-6

            Schedule of Investments June 30, 2000                   7-8

            Statements of Operations (Unaudited) for the Three
            Months and Six Monts Ended December 31, 2000 and 1999     9

            Statements of Cash Flows (Unaudited) for the Six
            Months Ended December 31, 2000 and 1999                  10

            Notes to Financial Statements                            11

Item 2.     Management's Discussion and Analysis of

            Financial Condition and Results of Operations         11-13

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                        13
Item 2.     Changes in Securities                                    13
Item 3.     Defaults Upon Senior Securities                          13
Item 4.     Submission of Matters to a Vote of Security Holders      13
Item 5.     Other Information                                        13
Item 6.     Exhibits and Reports on Form 8-K                         14
            Signature Page                                           15

                                 Enercorp, Inc.

Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

        The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2000.

                                        Enercorp, Inc.
                             Statements of Assets and Liabilities



                                                                   December 31,         June 30,
ASSETS                                                                2000               2000
                                                                  ---------------     --------------

       Investments, at fair value, cost of $2,196,888 and
          $2,204,888 at December 31, 2000 and June 30, 2000,
         respectively                                               $  2,065,109    $     3,873,815
       Cash                                                                1,684             23,844
       Accounts receivable - related party                                17,848             17,848
       Accrued interest receivable - net of allowance for
          uncollectible interest receivable of $21,735 and
          $20,264 at December 31, 2000 and June, 2000, respectively        6,268              6,105
       Notes receivable - related parties,  net of allowance for
          uncollectible notes receivable of $27,776 at
          December 31, 2000 and $27,776 at June 30, 2000                   3,086              3,086
       Furniture and fixtures, net of accumulated depreciation
          of $10,568 at December 31, 2000 and $9,633 at
          June 30, 2000, respectively                                      1,869              2,804
       Other assets                                                          678              1,318
                                                                 ---------------     ---------------
                                                                $      2,096,542    $     3,928,820
                                                                 ===============     ==============

LIABILITIES AND NET ASSETS

Liabilities
       Note payable - bank                                      $      2,141,649    $     2,141,649
       Note payable - Other                                              145,500             36,000
       Accounts payable and accrued liabilities                           14,413             25,127
       Deferred tax liability                                                -0-                -0-
                                                                 ---------------     --------------
                                                                       2,301,562          2,202,776
                                                                 ---------------     --------------
Net assets
       Common stock, no par value: 10,000,000 shares
          authorized, 695,897 shares issued and
          outstanding at December 31, 2000 and June 30, 2000
          respectively                                                 1,888,251          1,888,251

       Preferred stock, no par value:  1,000,000 shares
          authorized, -0- issued and outstanding                             -0-                -0-

       Accumulated deficit                                            (1,961,492)        (1,268,084)

       Unrealized net gain on investments, net of deferred
          income taxes of $1,498,000 and $1,498,000 at
          December 31, 2000 and June 30, 2000, respectively             (131,779)         1,105,877
                                                                 ---------------     --------------
                                                                        (205,020)         1,726,044
                                                                 ---------------     --------------
                                                                $      2,096,542    $     3,928,820
                                                                 ===============     ==============

                        See notes to financial statements

                                 Enercorp, Inc.
                             Schedule of Investments
                                December 31, 2000
                                                                                     Restrictions Number       Cost
                                                                          Expiration as to        of           and/or     Fair
                       Company            Description of Business            Date    Resale       Shrs Owned   Equity    Value

AFFILIATED COMPANIES
     Common Stocks - Public Market Method of Valuation (d)

         CompuSonics Video Corporation*   Digital Video Product and Website                           1,751   $     -   $     28
                                          Development                                            10,000,000      6,477    162,000

         Williams Controls, Inc.*         Manufacturer of sensor and                    (e)         200,000     30,000    172,178
                                          control systems                               (e)         850,000    127,500   731,757
                                                                                        (e)         330,000    412,500    284,094
                                                                                        (e)          30,000    108,750     25,827
                                                                                        (e)          50,000    125,000     43,045
                                                                                        (e)         150,000     61,500    129,134
                                                                                        (e)          42,329    100,000     36,441

         Ajay Sports, Inc.*               Golf & Casual Furniture Manufacturer          (e) (h)     294,118    600,000     26,471
                                                                                        (e) (h)      16,667     37,500      1,500

         Pro Golf International, Inc.     Franchisor of retail golf stores                            7,450    447,000    447,000


     Preferred Stocks - Public Market Method of Valuation (d)

         Ajay Sports, Inc.*               Golf & Casual Furniture Manufacturer                        2,000     20,000        563

     Warrants and Stock Options - Board Appraisal Method of Valuation (d)

         CompuSonics Video Corporation*   Digital Video Product and Website             (c)         300,000          -          -
                                          Development

         Williams Controls, Inc.*         Manufacturer of sensor and           08/04/04 (c)          25,000          -          -
                                          control systems                      05/03/05 (c)          25,000          -          -
                                                                               09/13/06 (c)          50,000          -          -
                                                                               03/12/08 (c)(j)       50,000          -          -
                                                                               10/02/08 (c)(f)       50,000          -          -
                                                                                                             --------- -----------
                                                                                                            $2,176,227 $2,060,038

                                 Enercorp, Inc.
                             Schedule of Investments
                                December 31, 2000

                                                                                    Restrictions Number         Cost
                                                                         Expiration  as to       of             and/or     Fair
                       Company            Description of Business        Date        Resale      Shrs Owned     Equity     Value


UNAFFILIATED COMPANIES
     Common Stocks - Public Market Method of Valuation (d)

         Vitro Diagnostics                Diagnostic Test Kits                                       300         1,500           281

                                                                                                             ---------    ----------
                                          Sub-total - UNAFFILIATED COMPANIES                                    20,661         5,071
                                                                                                             ---------    ----------
                                          Total - ALL COMPANIES                                          $   2,196,888 $   2,065,109
                                                                                                           ===========   ===========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market for this security exists.
     (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors, including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e) Pledged as collateral against a line of credit with Comerica Bank.
     (f) Options 50% vested and will vest at 25% additional on 10/02/00 & 10/02/01 consecutively.
     (g) Reflects 1-for-6 reverse stock split effective August 14, 1998.
     (h) In August, 1999, Immune Response completed a 1-for-100 reverse stock split and also completed a 1-for-3 reverse split in January, 2000.
     (j) Options are 75% vested and will vest the final 25% on 03/12/01.

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





                        See notes to financial statements

                                 Enercorp, Inc.
                             Schedule of Investments
                                  June 30, 2000

                                                                                      Restrictions Number       Cost
                                                                           Expiration as to        of           and/or    Fair
                       Company            Description of Business             Date    Resale      Shrs Owned    Equity    Value

AFFILIATED COMPANIES
     Common Stocks - Public Market Method of Valuation (d)

         CompuSonics Video Corporation*   Digital Video Product and Website                            1,751   $     -   $       72
                                          Development                                   (i)        10,000,000   106,477     414,000

         Williams Controls, Inc.*         Manufacturer of sensor and                    (e)           200,000    30,000     353,286
                                          control systems                               (e)           850,000   127,500   1,501,466
                                                                                        (e)           330,000   412,500     582,922
                                                                                        (e)            30,000   108,750      52,993
                                                                                        (e)            50,000   125,000      88,322
                                                                                        (e)           150,000    61,500     264,965
                                                                                        (e)            42,329   100,000      74,771

         Ajay Sports, Inc.*               Golf & Casual Furniture Manufacturer          (e) (h)       294,118   600,000      74,435
                                                                                        (e) (h)        16,667    37,500       4,218

         Pro Golf International, Inc.     Franchisor of retail golf stores                              7,450   447,000     447,000


     Preferred Stocks - Public Market Method of Valuation (d)

         Ajay Sports, Inc.*               Golf & Casual Furniture Manufacturer                          2,000    20,000       1,575

     Warrants and Stock Options - Board Appraisal Method of Valuation (d)

         CompuSonics Video Corporation*   Digital Video Product and Website             (c)           300,000         -           -
                                          Development

         Williams Controls, Inc.*         Manufacturer of sensor and           08/04/04 (c)            25,000         -           -
                                          control systems                      05/03/05 (c)            25,000         -           -
                                                                               09/13/06 (c)            50,000         -           -
                                                                               03/12/08 (c)(j)         50,000         -           -
                                                                               10/02/08 (c)(f)         50,000         -           -
                                                                                                              ---------- -----------
                                                                                                             $2,176,227  $3,860,025
                        See notes to financial statements

                                                                Enercorp, Inc.
                                                            Schedule of Investments
                                                                 June 30, 2000

                                                                                Restrictions Number        Cost
                                                                    Expiration  as to        of            and/or       Fair
                 Company            Description of Business         Date        Resale       Shares Owned  Equity       Value


UNAFFILIATED COMPANIES
     Common Stocks - Public Market Method of Valuation (d)

         Immune Response, Inc.       Holding Company                               (h)       7,000           1,050        7,877
         Vitro Diagnostics           Diagnostic Test Kits                                      300           1,500        1,125
         Proconnextions, Inc.        Sports Memorabilia Marketing                  (a)     191,610          19,161        4,790
                                                                                                         ---------     --------
                                     Sub-total - UNAFFILIATED COMPANIES                                     21,711       13,792
                                                                                                         ---------     --------
                                     Total - ALL COMPANIES                                              $2,197,938   $3,873,817
                                                                                                        ==========   ==========


     (a) Non-public company whose securities are privately owned.
     (b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated.
     (c) No public market for this security exists.
     (d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may take into account a variety of factors, including recent and historical prices of these securities, recent transactions completed by the Company, and other factors that the Board believes are applicable.
     (e) Pledged as collateral against a line of credit with Comerica Bank.
     (f) Options 50% vested and will vest at 25% additional on 10/02/00 & 10/02/01 consecutively.
     (g) Reflects 1-for-6 reverse stock split effective August 14, 1998.
     (h) In August, 1999, Immune Response completed a 1-for-100 reverse stock split and also completed a 1-for-3 reverse split in January, 2000.
     (j) Options are 75% vested and will vest the final 25% on 03/12/01.

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





                        See notes to financial statements


                                 Enercorp, Inc.
                            Statements of Operations

                                                                  For the Three Months                  For the Six Months
                                                                   Ended December 31,                   Ended December 31,
                                                              ------------------------------       -----------------------------
                                                                  2000             1999               2000              1999
                                                              -------------     ------------       -----------       -----------
REVENUES
       Interest income from related entities                  $        817    $      15,403      $      1,640      $     27,727
        Net realized gain on sale of investments                        (0)             -0-             8,464               -0-
                                                                -----------     ------------       -----------       -----------
                                                                       817           15,403            10,104            27,727
                                                                -----------     ------------       -----------       -----------
EXPENSES
       Salaries - officer                                              -0-           21,750               -0-            43,500
       Legal, accounting and other professional fees                 6,131            8,739             7,412            15,489
       Interest expense - other                                     58,742           56,845           116,251           110,036
       Bad debt expense                                                736              735             1,471             6,100
       Other general and administrative expenses                     4,125           10,232             8,378            18,870
                                                                -----------     ------------       -----------       -----------
                                                                    69,734           98,302           133,512           193,995
                                                                -----------     ------------       -----------       -----------

       Net gain (loss) from operations before taxes                (68,916)         (82,899)         (123,408)         (166,269)
       Income taxes (Note 5)                                           -0-           15,000               -0-            50,000
                                                                -----------     ------------       -----------       -----------

       Net gain (loss) from operations after taxes                 (68,916)         (67,899)         (123,408)         (116,269)
                                                                -----------     ------------       -----------       -----------

       Net unrealized gain (loss) on investments before taxes   (1,365,426)        (624,850)       (1,807,656)       (2,007,302)
       Income taxes (Note 5)                                           -0-          212,000               -0-           682,000
                                                                -----------     ------------       -----------       -----------

       Net unrealized gain (loss) on investment after taxes     (1,365,426)        (412,850)       (1,807,656)       (1,325,302)
                                                                -----------     ------------       -----------       -----------

       Increase (decrease) in net assets resulting from
        operations                                             $ 1,434,342)   $    (480,749)     $ (1,931,064)     $ (1,441,571)
                                                                ===========     ============       ===========       ===========

       Increase (decrease) in net assets per share             $     (2.06)   $       (0.69)     $      (2.77)     $      (2.07)
                                                                ===========     ============       ===========       ===========






                        See notes to financial statements

                                 Enercorp, Inc.
                            Statements of Cash Flows

                                                               For the Six Months
                                                               Ended December 31,
                                                           ----------------------------
                                                              2000             1999
                                                           ------------     -----------
Cash flows from operating activities:
        Increase (decrease) in net assets                $  (1,931,064)   $ (1,441,571)
                                                           ------------     -----------

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                               935             935
     Bad debt provision on notes receivable
       and interest net of write offs                          (163)          6,100
     Gain on sale of investments                             (8,464)            -0-
     Unrealized (gain) loss on investments                1,807,656       2,427,302
     (Increase) in accounts receivable - related party            0              77
     (Increase) in interest receivable                            0        (443,727)
     (Increase) Decrease in other assets                        639             159
     Increase (Decrease) in accounts payable and
       accrued expenses                                     (10,714)         11,504
     Increase (Decrease) in deferred taxes                      -0-        (732,000)
                                                          ----------     -----------
     Total adjustments                                    1,789,888       1,270,350
                                                          ----------     -----------
Net cash (used) by operating activities                    (141,176)       (171,222)
                                                          ----------     -----------

Cash flows from investing activities:
        Proceeds from sale of stock                           9,516             -0-
                                                         ----------     -----------
Cash flows from investing activities:                         9,516             -0-
                                                         ----------     -----------

Cash flows from financing activities:
        Proceeds from notes payable                         109,500         158,400
                                                         ----------     -----------
        Net cash provided by investing activities           109,500         158,400
                                                         ----------     -----------

Increase (Decrease) in cash                                 (22,160)        (12,822)

Cash, beginning of period                                    23,844          16,907
                                                         ----------     -----------

Cash, end of period                                      $    1,684   $       4,086
                                                         ==========     ===========

Supplemental disclosures of cash flow information:
        Interest paid                                   $   112,199   $      98,526
                                                        ============     ===========

        Interest received                               $       -0-   $         -0-
                                                        ============     ===========

                        See notes to financial statements

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

      In July 2000, the Registrant renewed its line of credit from Comerica Bank ("Comerica") under which it may borrow up to $2,250,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,652,329 shares of Williams Controls common stock owned by the Registrant and 310,785 shares of the post-split common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant. Under the loan agreement, borrowing is limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand. Based on the Advance Formula Agreement that the Registrant has with Comerica for this loan, the Registrant's loan is out of compliance with the terms of the loan agreement, and has been so for a number of months. As previously disclosed, Comerica has the right to demand immediate payment on the loan by the Registrant at any time. While Comerica has not made a request for a formal forbearance agreement with the Registrant related to this matter, it has not allowed any further advances against the credit line until the loan is brought back into
      formula,   either  through  loan  paydown  or  through  the  providing  of additional collateral acceptable to the bank. The Registrant is considering its options, including its ability to bring the loan back into formula, including the sale of its portfolio securities and using the proceeds to pay the loan in part or in full, should payment be demanded by Comerica. The balance of the Registrant's note payable to Comerica as of January 31, 2001 was $2,141,649.

      Due to the lack of working capital, the President of the Registrant has made loans to the Registrant to cover its short term working capital needs since May 31, 2000. These loans are evidenced by a promissory note, are payable on demand, and are secured the assets of the Registrant, including the portfolio securities of the Registrant's investees. As of December 31, 2000, the note payable to the Registrant's president was $145,500 and has accrued interest of $4,211. The note payable bears an interest rate of 10.25%. There is no guarantee that these loans will continue to be made to the Registrant by its president, and the Registrant has no other immediate sources of cash to meet its working capital and loan interest needs, other than from the sale of portfolio securities.

      Material Changes in Results of Operations:


      The Registrant's revenues were $817 and $15,403 for the second quarter ended December 31, 2000 and 1999, respectively. The change in revenues for the quarter, compared with the prior year's quarter, is due to the change in interest income from related entities.

      The Registrant recorded an unrealized loss on investments of $1,807,656 for the second quarter ended December 31, 2000 compared to a loss of $2,007,302 for the second quarter ended December 31, 1999.
      This is mainly due to the changes in fair market value of the Registrant's investment in Williams and Ajay.


      Williams Controls, Inc. - Investee Company

      The Registrant's largest investee company, Williams Controls, Inc. (Williams), is a publicly held company (Nasdaq: WMCO) in which the Registrant owns common stock and options. Management continues to recognize that there is risk associated with its lack of diversification due to its large investment concentration in Williams. Williams Controls, Inc., through its subsidiary companies, manufactures and markets sensors, controls and communication systems for the transportation and communication industries.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information

      On January 8, 2001, Williams Controls, the Registrant's largest investee, announced that it had retained the investment banking firm W.Y. Campbell & Company to act as its financial advisor and assist Williams in evaluating and pursuing various strategic alternatives available to it, including a possible sale of the company or its operating units. The company also announced that Thomas K. Ziegler was named chief executive officer, chief operating officer and president of Williams Controls, replacing Thomas W. Itin who has retired from those same positions, which he has held since 1988.

      W.Y. Campbell & Company (WYC&C), based in Detroit, is a leading international specialty investment banking firm concentrating on middle market merger and divestiture activity, targeting companies with sales of $50 million to $500 million. WYC&C has represented a number of Fortune 500 companies, including numerous automotive manufacturing companies and Tier 1 automotive and truck suppliers, and has completed in excess of 200 sell-side transactions during the last 12 years.

      Williams announced that it expects that W.Y. Campbell & Company will immediately complete a business review and develop a definitive recommendation for the approval of the board of Williams Controls. WYC&C will then work with management to execute the approved plan and enter into discussions and/or negotiations with third parties regarding the alternatives identified.

Item 6.   Exhibits and Reports on Form 8-K

A)    Exhibits                                                       Exhibit 27
           Financial Data Schedule
B)    Form 8-K

            None

                                 Enercorp, Inc.

                                    Form 10-Q

                       For the Second Quarter Ended December 31, 2000

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Enercorp, Inc.

                               (Registrant)


                        BY:  /s/
                             -------------------------------

                                  Robert R. Hebard

                                  President and Chief Financial Officer

Date:  February 20, 2001