Form 10-Q
period 2001-03-31
ENERCORP INC
filed 2001-05-30
CIK 313116

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-Q



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended March 31, 2001

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

	                    Commission File Number: 0-9083

                                Enercorp, Inc.
	  (Exact name of Registrant as specified in its Charter)

Colorado                                  	                 84-0768802
---------------------------                          -----------------------
(State or other jurisdiction of	                          (IRS Employer
incorporation or organization)	                    Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                	                      48334
--------------------------------------            --------------------------
(Address of principal executive offices)	                        (Zip Code)

	                           (248) 851-5651
                              ------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                          	Yes  X     No

Number of shares of common stock outstanding at May 15, 2001:
695,897










                                   Enercorp, Inc.

              Form 10-Q Filing for the Third Quarter Ended March 31, 2001

                                       INDEX
	                                                                Page
	                                                              Number
                                                                ----------
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	                                     3

Statements of Assets and Liabilities
	March 31, 2001 (Unaudited) and June 30, 2000	                   4

Schedule of Investments (Unaudited)
 March 31, 2001	                                                     5-6

Schedule of Investments June 30, 2000	                             7-8

Statements of Operations (Unaudited) for the Three and Nine
Months Ended March 31, 2001 and 2000	                               9

Statements of Cash Flows (Unaudited) for the Nine Months
Ended March 31, 2001 and 2000	                                          10

Notes to Financial Statements	                                          11

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations	                     11-13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	                                          13
Item 2.	Changes in Securities	                                    13
Item 3.	Defaults Upon Senior Securities	                        13
Item 4.	Submission of Matters to a Vote of 	Security Holders        13
Item 5.	Other Information	                                          13
Item 6.	Exhibits and Reports on Form 8-K	                        14
Signature Page	                                                      15


                                      2

                                 Enercorp, Inc.


Part I.  	FINANCIAL INFORMATION
            -----------------------
Item 1.  Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading.
Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2000.




                                       3



                                     Enercorp, Inc.
                           Statements of Assets and Liabilities
                           ------------------------------------

                                                   March 31,      June 30,
                                                     2001           2000
                                                   ----------    ---------
ASSETS
  Investments, at fair value, cost
    Of $1,231,638 and $2,204,888 at
    March 31, 2001 and June 30, 2000 respectively   $ 629,489     $3,873,815
  Cash                                                  2,160         23,844
  Accounts receivable - related party                  17,848         17,848
  Accrued interest receivable - net allowance for
    Uncollectible interest receivable of $21,735 and
    $20,264 at March, 2001 and June 2000 respectively       -          6,105
  Notes receivable - related parties, net of allowance
    For uncollectible notes receivable of $27,776 at
    March 31, 2001 and $27,776 at June 30, 2000             -          3,086
  Furniture and fixtures, net of accumulated
    Depreciation of $11,035 at March 31, 2001
    and $9,633 at June 30, 2000 respectively            1,401          2,804
  Other assets                                            678          1,318
                                                    ---------        -------
                                                    $ 651,576     $3,928,820
                                                    =========      =========
LIABILITIES AND NET ASSETS
Liabilities
   Note payable - bank                                      -      2,141,649
   Note payable - Other                                     -         36,000
   Accounts payable and accrued liabilities            10,638         25,127
   Deferred tax liability                                                  0
                                                    ---------      ---------
                                                       10,638       2,202,776
                                                    ---------      ----------
Net Assets
   Common stock, no par value: 10,000,000 shares
    Authorized, 695,897 shares issued and
    Outstanding at March 31, 1001 and June 30, 2000
    Respectively                                    1,888,251       1,888,251

   Preferred stock, no par value: 1,000,000 shares
    Authorized, -0- issued and outstanding                 -               -

   Accumulated Deficit                              (849,896)     (1,268,084)

   Unrealized net gain on investments, net of
     Deferred income taxes of $1,498,000 and
     $1,498,000 at March 31, 2001 and June 30
      2000, respectively                            (397,417)      1,105,877
                                                    ---------      ----------
                                                     640,938       1,726,044
                                                    ---------      ---------
                                                  $  651,576      $3,928,820
                                                  ===========     ===========

                                      4

                                      Enercorp, Inc.
                                  Schedule of Investments
                                       March 31, 2001
           Company                Description    Expiration Restrictions   Number of    Cost        Fair
                                     Of          Date       as to Resale   Shares       and/or      Value
                                  Business                                 Owned        Equity
AFFILIATED COMPANIES

 Common Stocks -Public Market
      Method of Valuation

    CompuSonics Video              Digital Video Product
        Corporation *              Website                                1,751      $      -          28
                                   Development                (i)        10,000,000    106,477    160,000

     Ajay Sports, Inc. *           Golf and Casual
                                   Furniture                  (e)(h)        294,118    600,000     20,5885
                                                              (e)(h)         16,667     37,500      1,167

     Preferred Stocks - Public Market
         Method of Valuation

     Ajay Sports, Inc.*            Golf and Casual
                                   Furniture                                  2,000      20,000      500

     Warrants and stock Options - Board
       Appraisal Method of Valuation (d)

     CompuSonics Video             Digital Video Product
       Corporation *               and Website               (c)                              -         -
                                   Development

     Williams Controls, Inc. *     Manufacturer of
                                   Sensors and Control
                                   Systems                 08/04/04 (c)      25,000
                                                           05/03/05 (c)      25,000
                                                           09/13/06 (c)      50,000
                                                           03/12/08 (c)      50,000
                                                           10/02/08 (c)(f)   50,000
     Common Stocks-Board Appraisal Method of Valuation

      Pro Golf International, Inc. Franchisor of
                                   Retail Golf
                                   Stores                                     7,450      447,000  447,000
                                                                                       1,210,977  629,283


                                                                                              (continued)

                               See notes to financial statements

                                                   5



                                                 Enercorp, Inc.
                                           Schedule of Investments
                                                 March 31, 2001

                                      Enercorp, Inc.
                                  Schedule of Investments
           Company                Description    Expiration Restrictions   Number of  Cost      Fair
                                     Of          Date       as to Resale   Shares     and/or    Value
                                  Business                                Owned     Equity

UNAFFILIATED COMPANIES

      Common Stocks - Public
         Market Method of Valuation

         Vitro Diagnostics         Diagnostic Test
                                   Kits Sports                                   300    1,500    206

       Common Stocks - Non-Public
          Market
         Proconnextions, Inc.      Sports Memorabilia
                                   Marketing                  (a)(d)            191,610   19,161      0

        Sub-total Unaffiliated                                                         20,661      206
                                                                                       ------- --------
        Total - All                                                                $1,231,638 $629,489

(a) Non-public company whose securities are privately owned.
(b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated
(c) No public market for this security exists
(d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may a variety of factors, including recent and historical prices of these securities, recent transactions completed by the other factors that the Board believes are applicable.
(e) Options 75% vested and will vest at 25% additional on 10/02/01.
(g) Reflects 1-for-6 reverse stock split effective August 14, 1998.
(h) In august, 1999, Immune Response completed a 1-for-100 reverse stock split and also completed a 1-for-3 reverse split in January, 2000.
(i) Reflects a per share value lower than the closing price of $0.065 per Share on March 31, 2001, to be used until the Registrant has completed its review of transfer restrictions which may be related to these shares which could affect the Registrant's ability to readily dispose of them.

*This entity is considered an affiliated company since the Company owns more than 5% but less than 25% of the Investee company's outstanding common stock. Because of this, the Company would be affected by a sales imitation of one percent of the investee's outstanding common stock during any three-month period, or the average of the last four weeks' trading volume, whichever is greater.

                       See notes to financial statements
                                   6




       1
                                      Enercorp, Inc.
                                  Schedule of Investments
                                       June  30, 2000
           Company             Description    Expiration  Restrictions  Number of   Cost       Fair
                               Of             Date        as to Resale  Shares    and/or     Value
                               Business                                  Owned      Equity
AFFILIATED COMPANIES

 Common Stocks -Public Market
      Method of Valuation

    CompuSonics Video              Digital Video Product
        Corporation *              Website                                 1,751 $    -         72
                                   Development                 (i)    10,000,000     106,477    414,000
    Williams Controls, Inc.*        Manufacturer of            (e)       200,000      30,000    353,286
                                   Sensor and control          (e)       850,000     127,500  1,501.466
                                   Systems                     (e)       330,000     412,500    582,922
                                                               (e)      30,000     108,750     62,993
      (3)        50,000     124,000     88,322
                                                               (e)       150,000      61,500    264,965
                                                               (e)        42,329     100,000     74,771
     Ajay Sports, Inc. *           Golf and Casual
                                   Furniture                   (e)(h)    294,118     600,000     74,435
                                                               (e)(h)     16,667      37,500      4,218
Common Stocks - Cost Method of
Valuation

     Pro Golf International
       Inc.                        Franchisor of retail        (a)(d)
                                   Golf Stores                            7,450      447,000    447,000

     Preferred Stocks - Public Market
         Method of Valuation


     Ajay Sports, Inc.*            Golf and Casual
                                   Furniture                               2,000       20,000     1,575

     Warrants and stock Options - Board
       Appraisal Method of Valuation (d)

     CompuSonics Video             Digital Video Product
       Corporation *               and Website
                                   Development                  (c)       300,000            -        -
     Williams Controls, Inc.*      Manufacturer of 08/04/04     (c)        25,000            -        -
                                   Sensor and      05/03/05     (c)        25,000            -        -
                                   Control systems 09/13/06     (c)        50,000            -        -
                                                   03/12/08     (c)(j)     50,000            -        -
                                                   10/02/08     (c)(f)     50,000            -        -
                                                                                       -------  --------
                                                                                     2,176,227 3,860,025

                                      See notes to financial statements
                                                  7


                                                Enercorp, Inc.
                                           Schedule of Investments
                                                 June 30, 2000

                                      Enercorp, Inc.
                                  Schedule of Investments

           Company                Description    Expiration  Restrictions   Number of  Cost       Fair
                                     Of          Date        as to Resale   Shares     and/or     Value
                                  Business                                  Owned      Equity

UNAFFILIATED COMPANIES

      Common Stocks - Public
         Market Method of Valuation

         Immune Response, Inc.     Holding Co.                (h)           7,000     1,050      7,877
         Vitro Diagnostics         Diagnostic Test
                                   Kits Sports
                                   Memorabilia                                300     1,500      1,106
         Proconnextions, Inc.      Marketing                  (a)         191,610      1,500     1,125

        Sub-total Unaffiliated                                                       21,711     13,792
                                                                                      ------- --------
        Total - All                                                              $2,197,938 $3,873,817

(a) Non-public company whose securities are privately owned.
(b) May be sold under the provisions of Rule 144 of the Securities Act of 1933 after a holding period which expires in the month indicated
(c) No public market for this security exists
(d) The fair value of restricted securities is determined in good faith by the Company's Board of Directors, which may a variety of factors, including Recent and historical prices of these securities, recent transactions completed by the other factors that the Board believes are applicable.
(e) Pledged as collateral against a line of credit with Comerica Bank.
(f) Options 50% vested and will vest at 25% additional on 10/02/00 10/02/01 consecutively
(g) Reflects 1-for-6 reverse stock split effective August 14, 1998
(h) In August, 1999, Immune Response completed a 10-fo-100 reverse split and also completed a 1-fo4-3 reverse split in January, 2000.
(i) Reflects a per share value lower than the closing price of $0.065 per share on March 31, 1000, to be used until the transfer agents has completed its review of Transfer restrictions which may be related to these shares which could affect the Registrant's ability to readily dispose of them.
(j) Options are 75% vested and will vest the final 25% on 03/12/01

*This entity is considered an affiliated company since the Company owns more than 5% but less than 25% of the outstanding common stock.
Because of this, the Company would be affected by a sales limitation of one percent of the outstanding common stock during any three-month period, or the average of the last four weeks' trading volume.

                       See notes to financial statements
                                    8





                                   Enercorp, Inc.
                             Statement of Operations
                                     (unaudited)

                                   For the Three           For the Nine
                                     Months Ended          Months Ended
                                     March 31,             March 31,
                                     2001       2000       2001      2000
                                   -------------------   ----------------
REVENUES
  Interest income                        0        161      1,640        161
  Interest income from related
    Entities                             0      1,715          0     28,442
  Consulting fees from
    Related companies                    0     16,000          0     16,000
  Net realized gain on sale of
    Investments                  1,465,720    456,624  1,474,184    456,624
                                 ---------   --------  ----------  --------
                                 1,465,720    474,500  1,475,824    502,227
EXPENSES
   Salaries - officer               78,500     21,750     78,500     65,250
   Directors Fees                        0          0                 1,000
   Bonus                                 0          0                     0
   Legal, accounting and other       3,350      2,949     10,762     18,438
     Professional fees
   Interest expense - other         49,046     54,015    165,297    164,051
   Bad debt expense                  9,355        727     10,825      6,827
   Other general and administrative
     Expenses                        9,140     11,292     17,519     29,162
                                   -------   --------   --------   -------
                                   149,391     90,733    282,903    248,728

   Net income (loss) from operations
      Before taxes               1,316,329    383,767  1,192,920    217,499
    Income taxes                  (447,552)  (119,000)  (405,593)   (69,000)
                                  --------   --------    -------  ---------
   Net income (loss) from
     operations after taxes        868,777    264,767    787,327    148,499

   Net unrealized gain (loss) on
      Investments before taxes     141,737   (482,972)   141,737 (2,490,274)
   Income Taxes                    (48,191 )  165,000    (48,191)   847,000
                                   -------  ---------   ---------  ----------
   Net unrealized gain (loss) on    93,546   (317,972)    93,546 (1,643,274)
    Investments after taxes
   Income Tax Deferred              916,469              916,469
                                   --------   --------   --------  ---------
   Increase (decrease) in net     $ 45,854  $ (53,205)  $(35,595)$(1,494,775)
     assets
   Increase in net assets per
       Share                      $  (0.07)   $ (0.08)   $ (0.05)  $   (2.15)

                                    Enercorp, Inc.
                               Statements of Cash Flows
                                     (Unaudited)
                                                       For the Nine Months
                                                          Ended March 31,
2001 2000
                                                     --------    ----------
Cash Flows from operating activities:
     Increase (decrease) in net assets             $    (35,595) $(1,494,775)
                                                    -----------  ------------
Adjustments to reconcile net income
   To net provided by operating
    Activities:
    Depreciation                                          1,402        1,402
    Bad debt provision on notes
      Receivable and Interest net
      Of write-off's                                     10,825        6,827
    Gain on sale of investments                      (1,474,184)    (456,624)
    (Increase) decrease in unrealized
      gain on investments                             2,158,715    2,490,274
    (Increase) decrease in accounts
      receivable - related party                         (6,104)     (11,842)
     (Increase) decrease in interest
      receivable                                              0       (2,442)
     (Increase) decrease in other assets                    640          (22)
     Increase (decrease) in accounts
       Payable & accrued expenses                       (14,776)       8,508
     (Decrease) in deferred taxes                      (774,728)    (778,000)
                                                       ---------   ---------

     Total Adjustments                                  (98,200)   1,258,081
                                                       --------   ----------
Net cash (used) by operating activities              (  133,796)    (236,694)
                                                      ---------    ---------
Cash flows from investing activities:
    Purchase of Investments                                   0      (27,000)
    Proceeds from Sale of Investments                 2,440,484      489,899
    Payments from notes receivable                            0            0
                                                     ----------    ---------
Net cash provided by investing activities             2,440,484      462,899
                                                     ----------    ---------
Cash Flows from financing activities
    Payments to notes payable                        (2,328,372)    (358,000)
    Proceeds from notes payable                               0      176,400
                                                      ---------    ---------
Net cash provided by financing activities            (2,328,372)    (181,600)
                                                      ---------    ---------
Increase in cash                                     (   21,683)      44,605
Cash, beginning of period                           $    23,843    $  16,907
                                                     ----------    ---------
Cash, end of period                                 $     2,160    $  61,512
                                                    ===========    =========
Supplemental disclosures of cash flow
     Interest paid                                  $   165,297    $ 164,051
                                                    ===========    =========

Notes to Financial Statements



Note 1:  Investments

On March 7, 2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, Inc., and on March 12, 2001 the Registrant sold an additional 574,529 shares of Williams Controls, Inc., for a total of 1,652,329 shares, representing all the shares of Williams Controls, Inc. common stock owned by the Registrant at the time of this filing. These shares were acquired by the Registrant in transactions between April 1991 and August 1998.
The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from a bank with a balance of $2,141,649 plus accrued interest, and make payments of or toward other debt obligations and payables that the Company had outstanding. The Registrant continues to hold its other principal common stock investments in CompuSonics Video Corporation (10,001,751 shares), Ajay Sports, Inc. (310,785 common and 2,000 preferred shares) and Pro Golf International, Inc. (7,450 shares, and continues to hold 200,000 warrants in Williams Controls, Inc., which are fully vested at the time of this filing.


Item 2. Management's Discussion and Analysis of Financial Condition/Results of Operations.

Material Changes in Financial Condition:
------------------------------------------
The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under the credit line.

In July 2000, the Registrant renewed its line of credit from Comerica
Bank ("Comerica") under which it may borrow up to $2,250,000 at 3/4%
over Comerica's prime lending rate.  The collateral for this line of credit was 1,652,329 shares of Williams Controls common stock owned by the Registrant and 310,785 shares of the common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant. The Registrant was out of compliance with the terms of the loan agreement from December 1999 until March 2001. Under the terms of the demand loan, the bank had the right to demand immediate payment of the loan by the Registrant at any time. The bank had disallowed any further advances against the credit line until the loan was brought back into formula, either through loan paydown or through the
providing of additional collateral acceptable to the bank.   In early March
2001, the loan remained out of compliance and, based on discussions management had with the bank, the Registrant believed that the bank would make demand for payment of the entire loan amount and all accrued unpaid interest on March 31, 2001 or shortly thereafter if the March 31, 2001 interest payment was not made. The Registrant lacked the liquidity to continue paying monthly interest payments, absent sales of portfolio securities. Therefore, between March 7, 2001 and March 12, 2001, the Registrant sold 1,652,329 shares of the common stock it held in its largest investee, Williams Controls, Inc. representing all the shares of Williams Controls, Inc. common stock owned by the Registrant. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from the bank with a balance of $2,141,649 plus accrued interest, and make payments toward other debt obligations and payables that the Company had outstanding, including repayment of loans made by its president to the Registrant. The balance of the Registrant's note payable to Comerica as of March 31, 2001 was $0.

Due to the lack of working capital prior to February 28, 2001, the President of the Registrant had made loans to the Registrant to cover the Registrant's short term working capital needs since May 31, 2000. These loans were evidenced by a promissory note and were payable on demand. As of March 22, 2001, the note payable to the Registrant's president was $187,000 and had accrued interest of $7,960. Upon the sale of the Williams Controls, Inc. common stock, this full principal of the promissory note and $2,000 of the $7,960 of accrued interest on the note were repaid to the Registrant's president.
                                          12


Material Changes in Results of Operations:
---------------------------------------------
The Registrant's revenues were $996,910 and $474,500 for the third quarter ended March 31, 2001 and 2000, respectively. The change in revenues for the quarter, compared with the prior year's quarter, was due to the sale of investments.

The Registrant recorded an unrealized gain on investments of $369,689 for the third quarter ended March 31, 2001 compared to a loss of $317,972 for the third quarter ended March 31, 2000. This is mainly due to the changes in fair market value of the Registrant's investment in CompuSonics
Video Corporation, Ajay Sports.


Part II.  OTHER INFORMATION

Item 1. 	Legal Proceedings
            None

Item 2.	Changes in Securities
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information

            Robert R. Hebard has resigned as an officer of the Registrant effective April 30, 2001 and as a director of the Company effective May 1, 1001. Effective May 2, 1001, the Board appointed Thomas W. Itin as director, Chairman of the Board, Chief Executive Officer and President. Mr. Itin is a significant stockholder of the Registrant.

                     On April 2, 2001, the registrant received 300,000 shares
            of ProGolf.com.


Item 6.    Exhibits and Reports on Form 8-K

           A) Exhibits

              None

           B) Form 8-K
              A Form 8-K dated March 7, 2001 was filed on March 22, 2001 by the Registrant reporting, under Item 2, the sale of all of the Registrant's common shares of Williams Controls, Inc., then its largest investee.







                                     14






                                 Enercorp, Inc.

                                   Form 10-Q

                      For the Third Quarter Ended March 31, 2001




                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.


                          ---------------------------
                                 (Registrant)


                               By:/s/ Thomas W. Itin
                                   ---------------------------------
                                      Thomas W. Itin
                                      President and Chief Executive Officer


Date:  May 30, 2001










EXHIBIT 27


ARTICLE                         5 FDS for ENC
CIK                             0000313116
NAME                            Enercorp, Inc.
MULTIPLIER                      1
CURRENCY                        US Dollar


PERIOD-TYPE                      9-MOS
FISCAL-YEAR-END                  JUN-30-2001
PERIOD-START                     JUL-1-2000
PERIOD-END                       MAR-31-2001
EXCHANGE-RATE                           1
CASH                                2,160
SECURITIES                        629,489
RECEIVABLES                        17,848
ALLOWANCES                              0
INVENTORY                               0
CURRENT-ASSETS                    649,497
PP&E                               12,436
DEPRECIATION                       11,035
TOTAL-ASSETS                      651,576
CURRENT-LIABILITIES                10,638
BONDS                                   0
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                          1,888,251
OTHER-SE                       (1,247,313)
TOTAL-LIABILITY-AND-EQUITY        651,576
SALES                                   0
TOTAL-REVENUES                  1,475,824
CGS                                     0
TOTAL-COSTS                       117,606
OTHER-EXPENSES                          0
LOSS-PROVISION                          0
INTEREST-EXPENSE                  165,297
INCOME-PRETAX                   1,192,920
INCOME-TAX                       (405,493)
INCOME-CONTINUING                       0
DISCONTINUED                            0
EXTRAORDINARY                           0
CHANGES                                 0
NET-INCOME                        787,327
EPS-BASIC                            0.00
EPS-DILUTED                          0.00