Form 10-K
period 2001-06-30
ENERCORP INC
filed 2001-10-16
CIK 313116

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                      FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED:	June 30, 2001

                               OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------           SECURITIES ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM              TO
                                                 ------          -------
	                           Commission File Number: 0-9083

	                                Enercorp, Inc.
                                      ---------------
	               (Exact name of Registrant as specified in its charter)
Colorado                                                        84-0768802
--------------------------                              ----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                               48334
-------------------------------------------              ---------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:              Yes   X        No
                                                     ------       -----

Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:    X
                               -----
As of September 30, 2001, there were 695,897 shares of common stock outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Registrant) held by non-affiliates was approximately $(434,284).

                                       Enercorp, Inc.
                        Form 10-K Filing for the Year Ended June 30, 2001

                                           INDEX

                                                                       PAGE
                                                                       -----

PART I

        Item 1.    Business                                              3
        Item 2    .Properties                                           12
        Item 3.    Legal Proceedings                                    12
        Item 4.    Submission of Matters to a Vote of Security Holders  12

PART II

        Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters                      12
        Item 6.    Selected Financial Data                              13
        Item 7.    Management's Discussion and Analysis
                   of Financial Condition and Results of Operations     14
        Item 7A.   Quantitative and Qualitative Disclosure About
                   Market Risk                                          16
        Item 8.    Financial Statements and Supplementary Data          16
        Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure              16

PART III

        Item 10.   Directors and Executive Officers of the Registrant   16
        Item 11.   Executive Compensation                               18
        Item 12.   Security Ownership of Certain Beneficial
                   Owners and Management                                19
        Item 13.   Certain Relationships and Related Transactions       20

PART IV

        Item 14.   Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                  21

SIGNATURES                                                              23

                                Enercorp, Inc.

                                  FORM 10-K

                                   PART 1
                                --------------

Item 1.    Business

General. Enercorp, Inc. (the "Registrant" or "Company") is a closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). The Registrant was incorporated under the laws of the State of Colorado on June 30, 1978. The Registrant elected to become a business development company under the Investment Company Act on June 30, 1982 A business development company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. The Registrant presently has four investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act. (See "Regulation-Business Development Companies" below). The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

On March 7,2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, Inc. , and on March 12, 2001 the Registrant sold an additional 574,529 shares of Williams Controls, Inc., for a total of 1,652,329 shares, representing all the shares of Williams Controls, Inc. common stock owned by the Registrant at the time of this filing. These shares were acquired by the Registrant in transactions between April 1991 and August 1998. The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from a bank with a balance of $2,141,649 plus accrued interest and make payments of or toward other deft obligations and payables that the Company had outstanding.

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

In addition to acquiring investment positions in new and developing companies, the Registrant also may occasionally invest in more mature privately and publicly-held companies, some of which may be experiencing financial difficulties, but which the Registrant believes have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

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

The Registrant believes that it will be most likely to succeed in its investment strategies if its investee companies have strong management teams. Generally, the Registrant focuses as much or more on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth, as it does on identifying, selecting and financing investment opportunities based on promising ideas, products or marketing strategies. Consistent with this belief, the Registrant's managerial assistance often is provided in ways designed to build strong, independent management rather than simply providing management services. For example, the Registrant encourages its investee companies to afford their management teams opportunities for meaningful equity participation and assists them in planning ways to do this. The Registrant also assists in arranging financing, provides guaranties from time to time and occasionally provides limited financing to its investee companies to assist management of its investee companies to achieve their goals with limited supervision from the Registrant.

The Registrant has never paid cash dividends nor does it have any present intent to do so. The Registrant's future dividend policy is to make limited in kind distributions of its larger investment positions to its stockholders if and when its Board of Directors deems such distributions appropriate. The Registrant has not made any distributions of its investment portfolio to date, nor does it have any immediate plans to do so.

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

The Registrant will attempt to reduce the level of its investment risks through one or more of the following:

            - carefully investigating potential investees;

            - financing only what it believes to be practical business opportunities, as contrasted with research projects;

            - selecting effective, entrepreneurial management for its
              investees;

            - providing managerial assistance and support to investees in areas needed by them;

            - obtaining, alone or with others, actual or working control of its investees;

            - supporting the investees in obtaining necessary financing and arranging major contracts, joint ventures or mergers and acquisitions where feasible; and

            - where possible, maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

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

The Registrant has no fixed policy as to business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant has in the past and may continue to invest in assets that are not qualifying assets under Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2001, and the Registrant does not intend to fall below the 70% requirement as set forth in Section 55.

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

Valuation-Policy Guidelines
---------------------------

The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with its approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

There is a range of values, which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. The Registrant's largest investee, Williams Controls, Inc., represents over 80% of the total value of the Registrant's investment portfolio and is valued by the public market method, subject to the judgment of the Board of Directors, except for valuing the majority of the warrants held by the Registrant, which are valued under the appraisal method and using the best judgment of the Board of Directors. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board may hold officer or director positions with some of the Company's investee companies. No such positions held by the Registrant's board or officers exceed 5% of the investee company's outstanding securities.

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

The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of June 30, 2001, over 90% of its assets would be considered qualifying assets.

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

Federal Income Tax Matters
------------------------------

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

Future Distributions
-----------------------

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

Managerial Assistance
-----------------------

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

In connection with its managerial assistance, the Registrant may be represented by one or more of its officers or directors on the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in and will frequently be involved in the planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management. Currently, the Registrant provides managerial assistance to CompuSonics Video Corporation, Williams Controls, Inc. Ajay Sports, Inc. and Pro Golf International, Inc.

Competition
--------------

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

Employees
------------

As of September 30, 2001 the Registrant had one employee, who is also an officer of the Company.


Item 2.    Properties
-----------------------

The Registrant subleases office space from a stockholder of the Registrant. The Registrant occupies an office and shares a common area. The Registrant believes that the rate paid for this space represents current market rates. The sublease is on a month-to-month basis.

Item 3.    Legal Proceedings
------------------------------

        None.


Item 4.    Submission of Matters to a Vote of Security Holders

        None


                                   PART II
                                  ----------

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

Market Information
------------------

From April 11, 1996 through September 17, 1998, the Registrant's common stock was listed for trading on the Nasdaq SmallCap Market under the stock symbol ENCP. In early 1998, Nasdaq implemented new increased standards for continued listing. The Registrant was not able to meet these new standards and Nasdaq delisted the common stock after the close of business on September 17, 1998. Since September 18, 1998, the principal market in which the Registrant's common stock is traded has been the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The range of high and low bid closing quotations for the Registrant, as published by Nasdaq from July 1, 1998 through September 17, 1998 and the ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 30, 2000 through June 30, 2001, are as set forth below. The "OTC" electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                          HIGH BID              LOW BID
                                         ----------            ----------

Fiscal 2000 - Quarters Ended:
-----------------------------
September 30, 1999                          $4.88                 $3.00
December 31, 1999                           $3.63                 $2.19
March 31, 2000                              $2.50                 $1.94
June 30, 2000                               $1.94                 $1.13

Fiscal 2001-Quarters Ended:
---------------------------
September 30, 2000                          $1.25                 $1.14
December 31, 2000                           $ .97                 $ .88
March 31, 2001                              $ .91                 $ .77
June 30, 2001                               $ .77                 $ .35

Holders
-------

The approximate number of record holders of the Registrant's common stock as of June 30, 2001 was approximately 1,340. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

Dividends
-----------

The Registrant has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Recent Sales of Securities.
-----------------------------

         None.


Item 6.    Selected Financial Data


                                As of June 30, and for the Year ended
                                ------------------------------------------
                         2001       2000        1999         1998        1997
Total assets           985,489   3,928,820   6,647,846   4,776,505  4,524,102
Total liabilities       54,634   2,202,776   3,119,979   2,471,488  2,159,138
Net assets             932,055   1,726,044   3,527,867   2,305,017  2,364,964
Realized gain (loss) on
    Investments       1,474,184    461,358         -0-         -0-    216,000
Total revenues        1,617,561    513,795      31,264      47,241    236,643
Total expenses          173,939    358,387     375,050     324,901    369,088
Net income (loss) from
Operations            1,443,622    155,408    (343,785)   (277,660)  (132,444)
Unrealized gain (loss) on
investments	           (247,594) (2,730,231) 1,552,635     189,713    229,517
Increase (decrease) in net
assets before
cumulative effect of
income tax accounting
change               (2,943,331) (1,801,823)   802,850     (59,947)    62,074
Increase (decrease) in net
assets resulting from
operations           (2,943,331) (1,801,823)   802,850     (59,947)    62,074
Increase (decrease) in net assets/
share before income taxes
and cumulative effect of
income tax and accounting
change                    (4.22)      (3.92)      2.63        0.32       0.39
Increase (decrease) in net assets/
share before cumulative effect
of income tax accounting
change                    (2.78)      (2.59)      1.36        (.10)       .11
Increase (decrease) in net
assets per share resulting
from operations           (2.78)      (2.59)      1.36        (.10)       .11
Weighted average number of
  shares outstanding    695,897     695,897    695,897     590,897    590,897

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity.
---------------------------------

Due to limited working capital, beginning at May 31, 2000, the Registrant borrowed working capital funds from its president in order to meet its working capital needs and to pay the interest on its outstanding bank loan. As of March 22, 2001, the note payable to the Registrant's president was $187,000 and accrued interest of $7,960. Upon the sale of the Williams Controls, Inc. common stock, the full principal of the promissory note and $2,000 of the $7,960 of accrued interest on the note were repaid to the Registrants President. The balance of $5,960 was paid on September 29, 2001.

Currently, the Registrant's investment activity and operations are limited by its working capital position. Capital required for the Registrant's investment activities, if available, is expected to be generated from new investment, the sale of portfolio securities or from additional offerings of the Registrant's common stock, of which there can be no assurance. The ability of the Registrant to liquidate portfolio stock is dependent on market conditions over which the Registrant has no control. The Registrant had no material commitments for capital expenditures as of June 30, 2001.

On March 7, 2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, and on March 12, 2001 the Registrant sold an additional 574,529 shares of Williams Controls, for a total of 1,652,329 shares, representing all the shares of Williams Controls, common stock owned by the Registrant at the time of this filing
These shares were acquired by the Registrant in transactions between April 1991 and August 1998. The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from a bank with a balance of $2,141,649 plus accrued interest and make payments of or toward other debt obligations and payables that the Company had outstanding.

Working capital at June 30, 2001was $1,711,922 as compared to $932,055 in 2001. The decrease in working capital from 2000 to 2001was due to the change in the value of the Registrant's investment portfolio. For the years ended June 30,2000, and June 30, 2001. The Company's cash flow was dependent primarily upon proceeds from the sale of investee shares and advances from the

Registrant's bank lines of credit and loans from officers.
<PAGE

The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities when and to the extent the Board of Directors decides such sales are appropriate or necessary.

The Registrant's largest investee company, Williams Controls, is a publicly held company in which the Registrant owns common stock, common stock purchase warrants and options. Williams, through its subsidiary companies, manufactures and markets sensors, controls and communication systems serving the transportation and communications industries.

Another of the Registrant's investees is Ajay Sports. Through its operating subsidiaries, Ajay is a franchisor of retail golf stores and a manufacturer and distributor casual outdoor furniture. The Registrant's president is a director and secretary of Ajay, and is the secretary of Pro Golf International, Inc. ("PGI") and Pro Golf Online, Inc. (a/k/a ProGolf.com) ("PGO"), two majority owned operating subsidiaries of Ajay. During fiscal 1999 and 2000, the Registrant made investments in the securities of Pro Golf International.

The Registrant's other current investee is CompuSonics Video Corporation ("CPVD"). The Registrant's president is also chairman of the Board of CPVD. CPVD is in the business of licensing its patented technology related to audio and video analog-to-digital signal compression.

Management of the Registrant devoted time and resources to providing significant managerial assistance to Williams Controls, Ajay Sports, Pro Golf International, ProGolf.com and CPVD, in varying degrees, during the fiscal year ended June 30, 2001

In July 1998, Williams assumed the obligations under a $200,000 note payable from Ajay to the Registrant. During the fiscal year ended June 30, 1999, Williams issued to the Registrant 42,329 shares of its common stock and paid the balance of $100,000 plus accrued but unpaid interest owed to the Registrant under the note.

Results of Operations.
------------------------

The Company had total revenues of $1,617,561 fiscal year ended June 30, 2001as compared to $513,795 fiscal year ended June 30, 2000, $31,264 for the fiscal year ended June 30, 1999. The $1,103,766 increase was mainly due to the increase in the net realized gain on sale of investments. The revenue decrease of $482,531 from fiscal year June 30, 2000 to June 30, 1999 was due mainly to the gain on the sale of investments.

Total assets for the fiscal year ending June 30, 2001 were $985,489, an aggregate decrease of ($2,933,331) over the total assets at June 30, 2000 of $3,928,820. The changes in total assets at June 30, 2001versus June 30, 2000 were mainly the result of the sale of the Registrants shares in Williams Controls.

For the year ended June 30, 2001, the Registrant had a net gain from operations of $1,443,622, compared to a net gain from operations of $155,408 for the year ended June 30, 2000, and a net loss from operations of $343,785 for the year ended June 30, 1999. The increase from 2000 to 2001 was primarily due to the gain realized on the sale of 1,652,329 shares of the Registrant's common stock owned in Williams, used to retire the Registrant's loan with Comerica. The decline from 1999 to 2000 was due to the sale of 200,000 shares of the Registrants common stock owned in Williams Controls, Inc.

The Registrant recorded an unrealized loss on investments of $639,173 for the fiscal year ended June 30, 2001 as compared to a unrealized gain on investments of $2,730,231 for the fiscal year ended June 30, 2000 and an unrealized gain on investments of $1,552,635 for the fiscal year ended June 30, 1999 The change in the unrealized gain for the years indicated is largely the result of the sale of the common stock of the Registrant's largest investee, Williams Controls, Inc.

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

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant

           (a)(b)Identification of Directors and Executive Officers

                                                                Commencement
                                                                Date of
                                                                Service
                                                                as Officer
                                                                and/or
Name                   Position with Company    Age             Director
---------------       ---------------------     ---             --------------

Thomas W Itin          Chairman of the Board     67              5/1/2001
                       Chief Executive Officer,
                       President, Treasurer
                       & Director

H. Samuel Greenawalt   Director                  72              6/8/93

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to any such office or position. All the officers and directors were elected at the last annual meeting of the stockholders of the Company to serve one-year terms or until the next election of directors at an annual meeting, with the exception of Mr. Thomas Itin, who was elected President, CEO, Treasurer, & Director.

Robert R Hebard had resigned as an officer of the Registrant effective
April 30, 2001, and as a director of the Company effective May 1, 2001. Effective May 2, 2001 the Board appointed Thomas W Itin as director,
Chairman of the Board, Chief Executive Officer and President. Mr. Itin is a significant stockholder of the Registrant. Mr. Hebard has been a director of the Company since June 1993. There were no disputes between Mr. Hebard and the Company.

(c)     Significant Employees
        ---------------------
             Not applicable

(d)   Family Relationships
        --------------------
             None

(e)     Business Experience
        -------------------

Thomas W. Itin.	Mr. Itin was elected Chairman of the Board and President of
the Company in May of 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June
1993 until January 2001.   He has served as Chairman of the Board, Chief
Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management .Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since1962. In April 2001, Mr. Itin became Chief Executive Officer of CompuSonics Video Corp., a publicly held company. In April 2001 Mr. Itin became Chief Executive Officer of Enercorp, Inc., a publicly held company. He received a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin served on he Cornell University Council and was Chairman of the Technology Transfer Committee.

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

(f)     Involvement in Certain Legal Proceedings
       -----------------------------------------

            None

(g)     Promoters and Control Persons
        ------------------------------
            Not applicable

(h)     Section 16(a)  Beneficial Ownership Reporting Compliance
        --------------------------------------------------------
Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of the Registrant's stock to file initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in ownership on Form 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required under the regulations related to Section 16 to furnish the Registrant with a copy of each report filed.

Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 2000, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and done so on a timely basis.

Item 11.     Executive Compensation
             -----------------------

Summary Compensation Table
---------------------------
The following table sets forth information regarding compensation paid to the Company's chief executive officer for the three years ending June 30, 2000. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

                                     Annual Compensation             Awards


Annual Compensation (in dollars)
Awards

Name and Principal Position  Year    Salary    Bonus    Other        Securities
                                                        Annual       Underlying
                                                        Compensation Stock
                                                                      Options
Thomas W Itin,   President, Chief
                 Executive Officer &
                 Treasurer.  2001        -0-    -0-

Robert R. Hebard,
former President, Chief      2000     78,500     -0-       -0-            -0-
Executive Officer and        1999     87,000   25,000      -0-            -0-
Treasurer                    1998     87,000     -0-       -0-            -0-

Option/SAR Grant Table
----------------------

No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2001.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
--------------------------------------------------------------------
Table
-----

No stock options were exercised during the fiscal year ended June 30, 2001. The table below sets forth information related to the value at June 30, 2001of unexercised options held by the Company's President and Chief Executive Officer.

Name                  Number of Securities        Value of Unexercised In-
                      Underlying Unexercised      the-Money Stock Options at
                      Stock Options at June       June 30, 2000 ($)
                      30, 2001(#)
                      -------------------------------------------------------

                      Exercisable   Unexercisable  Exercisable   Unexercisable
                      --------------------------------------------------------
Robert R. Hebard,
President, Chief Exec.
Officer and Treasurer    3,601           0            $  0           $  0

Compensation of Directors
-------------------------

The Registrant has an arrangement with its disinterested non-employee directors to pay them a fee of $500 for each regular and non-scheduled Board meeting attended, either in person or by telephone .

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Security Ownership of Management
---------------------------------------------------------------------

Set forth below is information as to certain persons known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's directors and named executive officers, individually, and executive officers and directors as a group, as of September 14, 2001.

                                  Amount and Nature
Name and Address of               of Beneficial                    Percent
Beneficial Owner                  Ownership Of Class
-------------------------------   ------------------------         -------

Robert R. Hebard                        32,668                      4.7%
32751 Middlebelt Road                   (1)(2)(3)
Suite B
Farmington Hills, MI 48334

H. Samuel Greenawalt                    14,333                      2.1%
27777 Inkster Road
Farmington Hills, MI 48333

Thomas W. Itin                          49,149                      7.1%
32751 Middlebelt Road, Suite B          (4)(5)
Farmington Hills, MI 48334

Charles Maginnis                        60,000                      8.6%
P.O. Box 267
Little Switzerland, NC 28749

Dr. Vasant Chheda                       50,000                      7.2%
7 Highland Place
Great Neck, NY  11020

Executive officers and                  47,001                      6.8%
directors as a group                    (1)(2)(3)
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

(5)     Includes the following:

        Company                          Shares       Relationship to Mr. Itin
        -------------------            ----------     ------------------------
        LBO Capital                      15,341       Chairman &  principal
                                                       stockholder
        TICO                             16,000       Managing Partner
        SICO                              2,667       Partner
        First Equity Corporation          4,875       Spouse is President
        Thomas W. Itin IRA Trust          5,333       Trustee
        IOC, Inc. Profit Sharing Trust    4,933       Trustee
                                         ------
                                         49,149
                                         ======

A change in control of the Company has occurred since April 30, 2001.
Robert Hebard resigned on April 30, 2001 as Director, Chairman of the Board, and from all officer- ship positions in the Company. Effective May 2, 2001 the Board appointed Thomas W Itin as Director, Chairman of the Board, Chief Executive Officer and President. Mr. Itin is a significant stockholder of the Registration.

The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions

Due to the lack of working capital, the former President of the Registrant had made loans to the Registrant to cover its short term working capital needs since May 31, 2000. These loans were evidenced by a promissory note, are payable on demand, and are secured the assets of the Registrant, including the portfolio securities of the Registrant's investees. As of June 30, 2001 the note has been repaid in full, including $2,000 of accrued interest. The balance of $5,960 has subsequently been paid in September 2001.

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


                                 PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports on Form
            8-K

(a) The following documents are filed as part of this report immediately following the signature page, or are incorporated by reference

      (1)   Financial Statements

      Independent Auditor's Report                                     F-1
      Statements of Assets and Liabilities, June 30,
            2001 and 2000                                              F-2
      Schedule of Investments, June 30, 2001 and June 2000             F-3
      Statements of Changes in Stockholders' Equity for
            the Years Ended June 30, 2001, 2000, & 1999                F-4
      Statements of Operations for the Years Ended
           June 30, 2001,2000, & 1999                                  F-5
      Statements of Cash Flows for the Years Ended June
           30, 2001 2000, & 1999.                               F-6 to F-7
      Notes to Financial Statements                            F-8 to F-11


      (2)   Financial Statement Schedules:

      Amounts Receivable from Affiliated Parties,
            Underwriters, Promoters, and Employees Other than
            Related Parties                                       S-1
      Valuation and Qualifying Accounts and Reserves              S-2

      (3)   Exhibits:

            3.1      Amended and Restated Articles of Incorporation as
                     Filed with the Secretary of State, State of
                     Colorado, April 2, 1996****
            3.2      Bylaws*
            10.4     Comerica Loan documents with Enercorp, Inc. dated
                     July 30, 1997.*****
            10.5     Amended Comerica Loan document with Enercorp,
                     Inc. regarding increase in line of credit.******
            20.1     Statement of Risk to Stockholders ******
            27       Financial Data Schedule FILED HEREWITH

--------------------
*Incorporated by reference from Exhibits 3.1 and 3.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 1981.

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

                               ENERCORP, INC.
                                 (Registrant)


                                By  \S\ Thomas W. Itin
                                   -----------------------
                                    Thomas W Itin ,President

Date:     October 16, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     October  16, 2001   M       \S\ Thomas W Itin
                                       -------------------------------
                                          Thomas W. Itin, (Principal Executive
                                          Office, Chief Financial Officer


Date:     October 16, 2001             \S\ H. Samuel Greenawalt
                                          ------------------------------
                                             H. Samuel Greenawalt, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 2001 and 2000, and the related statements of changes in stockholders' equity, operations and cash flows for the years ended June 30, 2001 and 2000.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on S-1 and S-2 are presented for purposes of complying with rules of the Securities and Exchange Commission and are not a required part of the basic financial statements. hese schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the 1999 financial data required to be set forth therein in relation to the basic financial statements taken as whole.


S/ J L Stephan Co, PC
----------------------
J L Stephan Co, PC
Traverse City, Michigan
October 13,2001

                                      Enercorp, Inc.
                          Statements of Assets and Liabilities

                                                       June 30,        June 30,
                                                         2001            2,000
                                                       --------        --------
ASSETS
   Investments, at fair value, cost of $1,210,977
       And $2,204,888 at June 30, 2001 and 2000     $   984,214   $  3,3873,815
   Cash                                                     342          23,844
  Accounts receivable-related party                                      17,848
  Accrued interest receivable - net of allowance
       for uncollectible interest receivable of $20,264
       at June 30, 2000                                                   6,105
  Notes receivable - related parties, net of
       allowance for uncollectible notes receivable
       of $27,776 at June 30, 2001                                        3,086
  Furniture and fixtures, net of accumulated
       depreciation of $11,503 and 9,633
        at June 30, 2001 and 2000                           933           2,804
  Other assets                                                            1,318
                                                     ----------        --------
                                                $       985,489  $    3,928,820
                                                ===============  ==============
LIABILITIES AND NET ASSETS
Liabilities
    Note payable - bank                         $                 $   2,141,649
    Note payable 0 Other                                                 36,000
    Accounts payable and accrued liabilities             54,634          25,127
    Deferred tax liability                                                    0
                                                 --------------    ------------
                                                         54,634       2,202,776
                                                 --------------    ------------
Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at June 30, 2001 and
      June 30, 2000                                    1,888,251      1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                            -0-            -0-
   Accumulated deficit                                  (709,802)   (1,268,084)
   Unrealized net gain on investments, net of
      deferred income taxes of $1,498,000 and
      $1,480,000 at June 30, 2001 and 2000              (247,594)     1,105,877
                                                       ----------    ----------
                                                         930,855      1,726,044
                                                       ---------     ----------
                                                  $      985,489  $   3,928,820
                                                  ==============  =============

                        See notes to financial statements

                                  Enercorp, Inc.
                              Schedule of Investments
                                   June 30, 2001

Affiliated    Description of               No. of  Share   Cost/  Fair Market
                         Net Fair
Companies     Business       Restrictns    Shares   Price  Equity  Value
Discount     Market Value

Common Stocks-Public Market Method of Valuation

CompuSonics Video
   Corp      Digital Video
             Product &                     1,751
 28            28
             Web Site Development         10,000,000  0.03  106,477   300,000
(100,000)     200,000

Ajay Sports,  Golf & Casual    (h)         294,118    0.02  600,000     5,882
               5,882
Inc.          Furniture Manuf
                               (h)          16,667    0.02   37,500        333
               333

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                   2,000          20,000        500
                500
Inc.          Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of    (a & c)        7,450         447,000    447,000
(44,700)       402,30
International Retail Golf

ProGolf.com    Web Sales of Golf  (c)       300,000    2.5   252,000    750,000
(375,000)     375,000

             Subtotal                                      1,462,977  1,503,744
(519,700)     984,044
Unaffiliated Companies
-----------------------
Common Stocks-Public Market Method of Valuation
------------------------------------------------
Vior Diagnostics
Proconnextions, Inc.
              Total All Companies                          1,462,977  1,503,744
(519,700)     984,044

Est. Liabilities
             (54,634)
Net Asset Value
             929,410
Per share value
              $1.34
(a) No public market for this security exists
(b) In August 1999, Immune Response completed a 1-for-100 reverse stock spit and also completed a
(c) Subject to Rule 144

                             See notes to financial statements
                                           F-3

                                     Enercorp, Inc.
                       Statement of Changes in Stockholders' Equity
                     For the Years Ended June 30, 2001, 2000, and 1999

                                                         Retained Earnings
                                                       ------------------------
Common Stock       (Accumulated  Unrealized
                          Shares     Amount     Deficit)     Net Gain     Total
                          ------     ------     --------     --------     -----
Balance at June 30, 1998  590,897   1,468,251  (1,045,709) 1,883,475  2,305,017

Increase in Common Stock  105,000     420,000                           420,000

Net Loss                      ---         ---    (221,783)       ---  (221,783)

Unrealized gain on investments,
    net of tax                ---         ---         ---   1,024,633 1,024,633
                         -------    ---------   ---------   --------- ---------

Balance at June 1999      695,897    1,888,251  (1,268,492) 2,908,108 3,527,867
                         --------    ---------   ---------  --------- ---------
Increase in Common stock      ---          ---         ---        ---       ---

Net Loss                      ---          ---         408        ---       408

Unrealized gain on investments,
   net of taxes               ---          ---       ---  1,802,231)(1,802,231)
                            ------      -------     -----   -------- ----------
Balance at June 30, 2     695,897    1,888,251  (1,268,084) 1,105,877 1,726,044
                          -------    ---------   ----------  --------  --------

Increase in Common Stock        0            0                                0

Net Gain                                           558,282              558,282

Unrealized gain on investments,
  net  of taxes                                          (1,353,471)(1,353,471)

Balance at June 30, 2001  695,897    $1,888,251  $(709,802)$(247,594)$930,855
                          -------     ---------   ---------  --------  -------

                        See notes to financial statements

                                  Enercorp, Inc.
                              Statements of Operations

                                                For the Years ended June 30,
                                                 ---------------------------
                                                 2001       2000        1999
                                                -----      -----       ------
REVENUES
    Interest Income                           $     6    $   187      $   -0-
   Interest income from related entities        1,634     30,250        6,264
   Consulting fees from related companies                 22,000       25,000
   Net realized gain on sale of investments 1,474,184   461,358          -0-
   Divided income form affiliated company                    -0-          -0-
                                            ---------  ---------    ---------
                                            1,475,824   513,795        31,264
EXPENSES
   Salaries - officer                          78,500     78,500      87,000
   Bonus expense - officer                        -0-        -0-      25,000
   Directors' fees                              2,000     1,000          -0-
   Staff salaries                              15,355       -0-          -0-
   Legal, accounting and other professional
         Fees                                  29,224    24,073       19,921
   Interest expense - other                   173,773   217,885      193,552
   Bad debt expense                            28,673     7,554        2,421
   Other general and administrative expenses   20,187    29,374       47,145
                                              -------    ------      -------
                                              347,712   357,387      375,050
                                              -------   -------     --------
   Net gain (loss) from operations
      before taxes                          1,128,112   155,408     (343,785)
   Income taxes (Note 5)                     (569,830) (155,408)     122,000
                                            ----------  -------     --------

   Net gain (loss) from operations
          after taxes                         558,282       408     (221,785)
                                             --------   -------    ---------
   Net unrealized gain (loss) on investments before
            Taxes                            (247,594) (442,230)   1,552,635
   Income taxes (Note 5)                                            (528,000)
                                            ---------  ---------  ----------

   Net unrealized gain (loss) on
       investment after taxes                (247,594)  (442,230)   1,024,635
                                            --------   --------    ---------

   Increase (decrease) in net assets
       resulting from operations       $   (2,943,331) $(442,822)  $  802,850
                                       ==============  ==========   =========

   Increase (decrease) in net assets
     per share                            $      (422)  $  (0.75)   $    1.36
                                          ============  ========     ========

                             See notes to financial statements

                                  Enercorp, Inc.
                              Statements of Cash Flow

                                                 For the Years Ended June 30,
                                                2001       2000          1999
                                                  -----     ------      ------
Cash flows from operating activities:
     Increase (decrease in net assets    $   558,282   $ (441,822)  $ 802,850

Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                              1,870        1,870       1,525
     Bad debt provision on notes receivable
       and interest net of write offs          3,086        7,554       2,431
     Stock received for consulting services                   -0-         -0-
     Gain on sale of investments           2,889,602     (461,358)        -0-
     (Gain) Loss on sale of fixed assets                      -0-         -0-
     Unrealized (gain) loss on
         Investments                      (1,923,471)   2,730,231  (1,552,635)
     (Increase) in accounts receivable -
          related party                       17,848      (17,842)         (6)
     (Increase) in interest receivable         6,105       (3,250)      1,496)
     (Increase) Decrease in other assets       1,318          449         130
      Increase (Decrease) in accounts payable and
        accrued expenses                      29,507        1,397         990
     Increase (Decrease) in accrued salaries                  -0-         -0-
     Increase (Decrease) in deferred taxes   570,000     (773,000)    406,000
     Total adjustments                     1,595,865    1,486,052  (1,140,070)
                                           ---------     --------   ---------
Net cash (used) by operating activities    2,154,147    1,044,230    (337,220)
                                           ---------    ---------   ---------

Cash flows from investing activities:
     Purchase of investments                              (27,000)   (520,000
     Sale of investments                                  495,308         -0-
     Payments received on note receivable                     -0-     200,000
     Issuance of notes receivable                             -0-         -0-
     Proceeds from sale of fixed assets                       -0-         -0-
     Purchase of furniture and fixtures                       -0-      (3,501)
                                                --------  --------   --------
     Net cash provided (used) by investing
          Activities                               -0-    468,308    $323,501
                                              --------  ---------   ---------

                      See notes to financial statements

                              Enercorp, Inc.
                    Statements of Cash Flow (continued)

                                           For the Years Ended June 30,
                                         --------------------------------------
                                          2001          2000            1999
                                         -------      ---------       ---------

Cash flows from financing activities:
     Proceeds from sale of common stock                   -0-          420,000
     Proceeds from notes payable      (360,000)      212,400           267,500
     Principal payments of notes
              Payable               (2,141,649)     (358,000)          (26,000)
                                    ----------    -----------       -----------
     Net cash provided by investing
         Activities                 (2,177,649)     (145,600)          661,500
                                    ----------     ---------        ----------

Increase (Decrease) in cash            (23,502)     1,366,938              779

Cash, beginning of period               23,844         16,907           16,128
                                      ----------    ---------       ----------

Cash, end of period                   $    342  $   1,383,845      $    16,907
                                      ========  =============      -==========

Supplemental disclosures of cash flow information:
     Interest paid                 $   173,768    $   218,669      $   176,704
                                   ===========    ===========      ===========
     Interest received             $     1,634    $       187       $    3,023
                                   ===========    ===========       ==========


                           See notes to financial statements
                                       F-7
Notes to Financials
-------------------
Note 1:     Summary of Significant Accounting Policies
             ------------------------------------------

            Significant accounting policies are as follows:

a.   Business History     -------------------

Enercorp, Inc. (the "Company") was incorporated under the laws of the state of Colorado on June 30, 1978. During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. This change resulted in the Company becoming a specialized type of investment company. For the years ended June 30, 2001, 2000, and 1999 the Company's cash flows have been dependent primarily upon sale of stock and loans.

b.   Investment Valuation
      -------------------
The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments (and all other assets) based on recommendations of a Valuation Committee of the Board, comprised of the independent disinterested directors of the Company. In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account. These investments are carried at fair value using the following four basic methods of evaluation:

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

d.    Furniture and Equipment
      ----------------------

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

g.    Net Assets per Share
      --------------------
      In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 2001 and June 30, 2000 , respectively was $1.34 and $2.48 per share based on 695,897 shares outstanding in 2001 and 2000.


Note 2:     Investments
            ------------
            Investments consist of holdings of securities in publicly and privately held companies.

Note 3:     Related Party Transactions
            --------------------------
            a

            b.   Notes Receivable - Related Entities
                 -----------------------------------

            The Company has notes receivable from ProConnextions, Inc., ("PCI") . All of the notes are due on demand. The notes have interest rates of 12% and 10%. There is no collateral for the notes. The Company is a shareholder in PCI. The notes receivable balance, net of allowance for uncollectible note receivable, from PCI at was $3,086 and $7,715 at June 30, 2000 and 1999 respectively.

                                      F-9
Note 4:     Note Payables
            ----------------
            Note Payable - Bank

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

            On March 7,2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, Inc. , and on March 12, 2001 the Registration sold an additional 574,529 shares of Williams Controls, Inc., for a total of 1,652,329 shares, representing all the shares of Williams Controls, Inc. common stock owned by the Registrant at the time of this filing. These shares were acquired by the Registrant in transactions between April 1991 and August 1998. The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from a bank with a balance of $2,141,649 plus accrued interest and make payments of or toward other deft obligations and payables that the Company had outstanding.

            Note Payable - Related Party

            Due to limited working capital, beginning at May 31, 2000, the Company borrowed working capital funds from its former president in order to meet its working capital needs and to pay the interest on the Comerica loan. The note payable bears an interest rate of prime plus .75%, the same rate at which the Company borrows from Comerica. As of June 30, 2001 the note has been repaid in full, including $2,000 in accrued interest. The remaining interest has subsequently been paid in September 2001.

Note 5:     Income Taxes
            ---------------
            The Company adopted, effective July 1, 1992, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting
            For Income Taxes", issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

            Income tax expense for the years ended June 30, 2001, 2000 and 1999 consisted of:

                                               2001        2000       1999
                                              -----       -----      -----
          Current, net of                  $      -0    $     -0   $     -0
          benefit of NOL
          carryover

          Deferred                           568,196     155,000    406,000
                                          ----------    --------   --------
                                          $  568,096 $   155,000  $ 406,000

          The components of the deferred tax asset (liability) at June 30, 2001 and 2000 consist of the following:

                                                  6/30/01           6/30/00
                                            -------                  -------

          Unrealized gain on investments      $   (247,594)     $  (570,000)
          Capital loss carryover                       -0-              -0-
          Accrued officer wages                        -0-              -0-
          Allowance for notes receivable               -0-         (16,000)
          Valuation Allowance                                     (109,000)
          Net operating loss carry over           (663,000)      ( 663,000)
                                               -----------      ----------
                                         $             -0-      $      -0-
                                         =================      ==========

          At June 30, 2001 the Company has net operating losses carry forward available to offset future taxable income of approximately $1,352,380 that expires during various years through June 30, 2014.

Note 6:   Operating Leases
          ----------------

          The Company is in the process of relocating its Corporate headquarters to California, and is currently negotiating a new lease on Premises in Los Angeles, California.

Note 7:    Use of Estimates
           ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.