Form 10-K/A
period 2001-06-30
ENERCORP INC
filed 2001-11-09
CIK 313116

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                      FORM 10-K/A

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED:	June 30, 2001
                               OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------           SECURITIES ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM              TO
                                                 ------          -------
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


Item 2.    Properties
-----------------------

The Registrant subleases office space from a stockholder of the Registrant. The Registrant occupies an office and shares a common area. The Registrant believes that the rate paid for this space represents current market rates. The sublease is on a month-to-month basis. Beginning in October 2001 the Company is relocating to Southern California, and is currently in negotiation for a new lease in Los Angeles County, California.


Item 3.    Legal Proceedings
------------------------------

        None.


Item 4.    Submission of Matters to a Vote of Security Holders

        Annual shareholders meeting


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

Recent Sales of Securities.
-----------------------------

         None.

Item 6.    Selected Financial Data

                                As of June 30, and for the Year ended
                                ------------------------------------------
                         2001      2000        1999         1998      1997
Total assets             985,489   3,928,820   6,647,846   4,776,505  4,524,102
Total liabilities         54,634   2,202,776   3,119,979   2,471,488  2,159,138
Net assets               930,855   1,726,044   3,527,867   2,305,017  2,364,964
Realized gain (loss) on
    Investments         1,474,184    461,358         -0-         -0-    216,000
Total revenues          1,475,823    513,795      31,264      47,241    236,643
Total expenses            347,712    358,387     375,050     324,901    369,088
Net income (loss) from
Operations             1,128,112    155,408    (343,785)   (277,660)  (132,444)
Unrealized gain (loss)
on investments	     (1,353,471) (  442,230) 1,552,635     189,713    229,517
Increase (decrease) in
net assets before
cumulative effect of
income tax accounting
change                 (  795,189) (  442,822)   802,850     (59,947)    62,074
Increase (decrease) in
net assets resulting
from operations        (  795,189) (  442,822)   802,850     (59,947)    62,074
Increase (decrease) in
net assets/ share before
income taxes and cumulative
effect of income tax and
accounting change           (1.94)       (.63)      2.63        0.32       0.39
Increase (decrease) in
net assets/ share before
cumulative effect
of income tax accounting
change                      (1.14)       (.64)      1.36        (.10)       .11
Increase (decrease) in net
assets per share resulting
from operations             (1.14)       (.64)      1.36        (.10)       .11
Weighted average number of
 shares outstanding       695,897     695,897    695,897     590,897    590,897

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

Working capital at June 30, 2001was $929,922 as compared to $1,721,922 in 2000. The decrease in working capital from 2000 to 2001 was due to the change in the value of the Registrant's investment portfolio. For the years ended June 30, 1999, June 30,2000, and June 30, 2001, the Company's cash flow was dependent primarily upon proceeds from the sale of investee shares and advances from the Registrant's bank lines of credit and loans from officers.

The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities when and to the extent the Board of Directors decides such sales are appropriate or necessary.

One of the Registrant's investees is Ajay Sports. Through its operating subsidiaries, Ajay is a franchisor of retail golf stores and a manufacturer and distributor casual outdoor furniture. The Registrant's president is a director and secretary of Ajay, and is the secretary of Pro Golf International, Inc. ("PGI") and Pro Golf Online, Inc. (a/k/a ProGolf.com) ("PGO"), two majority owned operating subsidiaries of Ajay. During fiscal 1999and 2000, the Registrant made investments in the securities of Pro Golf International.

One of the Registrant's other current investee is CompuSonics Video Corporation ("CPVD"). The Registrant's president is also chairman of the Board of CPVD. CPVD is in the business of licensing its patented technology related to audio and video analog-to-digital signal compression.

One of the Registrants other current investee is Pro Golf International, Inc.
(PGI) majority-owned subsidiary of Ajay Sports, Inc., was formed during 1999, and owns 100 % of the outstanding stock of Pro Golf of America, Inc.(PGOA) and a majority of the stock of ProGolf.Com, Inc. (PG.Com) PGOA is the franchiser of Pro Golf Discount Retail Stores.

ProGolf.com is a Company formed to help drive traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site.

Management of the Registrant devoted time and resources to providing significant managerial assistance to Williams Controls, Ajay Sports, Pro Golf International, ProGolf.com and CPVD, in varying degrees, during the fiscal year ended June 30, 2001

Results of Operations.
------------------------

The Company had total revenues of $1,475,823 for the fiscal year ended
June 30, 2001 as compared to $513,795 fiscal year ended June 30, 2000, and $31,264 for the fiscal year ended June 30, 1999. The $1,103,766 increase was mainly due to the increase in the net realized gain on sale of investments. The revenue increase of $482,531 from fiscal year June 30, 1999 to June 30, 2000 was due mainly to the gain on the sale of investments.

Total assets for the fiscal year ending June 30, 2001 were $985,489, an aggregate decrease of ($2,943,331) from the total assets at June 30, 2000 of $3,928,820. The changes in total assets at June 30, 2001 versus June 30, 2000 were mainly the result of the sale of the Registrants shares in Williams Controls.

For the year ended June 30, 2001, the Registrant had a net gain from operations of $1,128,112, compared to a net gain from operations of $155,408 for the year ended June 30, 2000, and a net loss from operations of $343,785 for the year ended June 30, 1999. The increase from 2000 to 2001 was primarily due to the gain realized on the sale of 1,652,329 shares of the Registrant's common stock owned in Williams, used to retire the Registrant's loan with Comerica. The decline from 1999 to 2000 was due to the sale of 200,000 shares of the Registrants common stock owned in Williams Controls, Inc.

The Registrant recorded an unrealized loss on investments of $(1,353,474) for the fiscal year ended June 30, 2001 as compared to a unrealized loss on investments of $(2,730,231) for the fiscal year ended June 30, 2000 and an unrealized gain on investments of $1,552,635 for the fiscal year ended June 30, 1999 The change in the unrealized gain for the years indicated is largely the result of the sale and decline in market value of the common stock of the Registrant's previous largest investee, Williams Controls, Inc.


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
the Company in May of 2001. Mr. Itin has been a director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams from March 1989 until January 2001 and also as President and Treasurer from June
1993 until January 2001.   He has served as Chairman of the Board, Chief
Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has been Chairman, President and Owner of TWI International, Inc. since he founded the firm in 1967. TWI International acts as a consultant for mergers, acquisitions, financial structuring, new ventures and asset management .Mr. Itin also has been Owner and Principal Officer of Acrodyne Corporation since 1962. In April 2001, Mr. Itin became Chief Executive Officer of CompuSonics Video Corp., a publicly held company. In April 2001 Mr. Itin became Chief Executive Officer of Enercorp, Inc., a publicly held company. He received a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin served on he Cornell University Council and was Chairman of the Technology Transfer Committee.

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

Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 2001, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and done so on a timely basis.

Item 11.     Executive Compensation
             -----------------------

Summary Compensation Table
---------------------------
The following table sets forth information regarding compensation paid to the Company's chief executive officer for the three years ending June 30, 2001. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

                                     Annual Compensation             Awards


Annual Compensation (in dollars)
Awards

Name and Principal Position  Year    Salary    Bonus    Other        Securities
                                                        Annual       Underlying
                                                        Compensation Stock
                                                                      Options
Thomas W Itin,   President, Chief
                 Executive Officer &
                 Treasurer.  2001        -0-    -0-

Robert R. Hebard,            2001     78,500     -0-       -0-            -0-
former President, Chief      2000     78,500     -0-       -0-            -0-
Executive Officer and        1999     87,000   25,000      -0-            -0-
Treasurer                    1998     87,000     -0-       -0-            -0-

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

A subsequent change in control of the Company has occurred in September 2001, Mr. Jack Wen was appointed Director, Chairman of the Board, Chief Executive Officer and President. Mr. Donald Johnson was appointed Chief Financial Officer.

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

Date:     November 3, 2001


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



Date:     October  16, 2001   M       \S\ Thomas W Itin
                                       -------------------------------
                                          Thomas W. Itin, (Principal Executive
                                          Office, Chief Financial Officer


Date:     October 16, 2001             \S\ H. Samuel Greenawalt
                                          ------------------------------
                                           H. Samuel Greenawalt, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 2001 and 2000, and the related statements of changes in stockholders' equity, operations and cash flows for the years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2001 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended June 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules on S-1 and S-2 are presented for purposes of complying with rules of the Securities and Exchange Commission and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the 2001 and 2000 financial data required to be set forth therein in relation to the basic financial statements taken as whole.


J L Stephan Co., PC
J L Stephan Co., PC
Traverse City, Michigan
September 28, 2001

                                      Enercorp, Inc.
                          Statements of Assets and Liabilities

                                                       June 30,        June 30,
                                                         2001            2,000
                                                       --------        --------
ASSETS
   Investments, at fair value, cost of $1,231,636
       And $2,197,938 at June 30, 2001 and 2000     $   984,214   $  3,873,815
   Cash                                                     342          23,844
  Accounts receivable-related party                                      17,848
  Accrued interest receivable - net of allowance
       for uncollectible interest receivable of $20,264
       at June 30, 2000                                                   6,105
  Notes receivable - related parties, net of
       allowance for uncollectible notes receivable
       of $27,776 at June 30, 2001                                        3,086
  Furniture and fixtures, net of accumulated
       depreciation of $11,503 and 9,633
        at June 30, 2001 and 2000                           933           2,804
  Other assets                                                            1,318
                                                     ----------        --------
                                                $       985,489  $    3,928,820
                                                ===============  ==============
LIABILITIES AND NET ASSETS
Liabilities
    Note payable - bank                         $                 $   2,141,649
    Note payable Other                                                   36,000
    Accounts payable and accrued liabilities             54,634          25,127
    Deferred tax liability
                                                 --------------    ------------
                                                         54,634       2,202,776
                                                 --------------    ------------
Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at June 30, 2001 and
      June 30, 2000                                    1,888,251      1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                            -0-            -0-
   Accumulated deficit                                  (709,802)   (1,268,084)
   Unrealized net gain on investments, net of
      deferred income taxes of $ 0 and
      $ 570,000 at June 30, 2001 and 2000              (247,594)     1,105,877
                                                       ----------    ----------
                                                         930,855      1,726,044
                                                       ---------     ----------
                                                  $      985,489  $   3,928,820
                                                  ==============  =============

                        See notes to financial statements
                                     F-2

                                   Enercorp, Inc.
                              Schedule of Investments
                              June 30, 2001 & June 30, 2000

       (line 1)
Affiliated    Description               No. of  Share   Cost/Equity
Companies     of Business Restrictions Shares   Price June/30/2001-June/30/2000

       (line 2)     Fair Market                   June 30,2001   June 30, 2000
                      Value           Discount     Market Value   Market Value

Common Stocks-Public Market Method of Valuation
                 (line 1)
CompuSonics Video
   Corp      Digital Video
             Product & Web                 1,751
             Site Development

       (line 2)        $ 28                              $28           $72

      (line 1)                           10,000,000  $0.03   106,477   106,477
      (line 2)       300,000            (100,000)            200,000   414,000

Ajay Sports,  Golf & Casual    (h)         294,118    $0.02  600,000    600,000
   Inc.       Furniture Manf.

      (line 2)       5,882                                      5,882    74,435

      (line 1)                 (h)          16,667    $0.02   37,500     37,500
      (line 2)         333                                       333      4,218

      (line 1)
Williams Controls              (e)        1,652,329                     965,250
      (line 2)                                                        2,918,725

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
      (line 1)
Ajay Sports,  Golf & Casual                   2,000            20,000    20,000
      (line 2)         500                                        500     1,575

Common Stocks-Board Appraisal Method of Valuation
      (line 1)
Pro Golf      Franchisor of    (a & c)        7,450           195,000   195,000
Int'l         Retail Golf

      (line 2)      447,000               (44,700)            402,300   447,000
      (line 1)
ProGolf.com    Web Sales of Golf  (c)       300,000    2.5   252,000    750,000
      (line 2)      750,000              (375,000)           375,000

                                          F-3


Subtotal (Line 1)                                         $1,210,977 $2,176,227
Subtotal (Line 2)  1,503,744            (519,700)            984,044  3,860,025

 -----------------------
Common Stocks-Public Market Method of Valuation
------------------------------------------------
      (line 1)
Immune Response                            7,000               1,050      1,050
Vior Diagnostics                             300               1,500      1,500
Proconnextions, Inc.                     191,610              19,161     19,161

Total All Companies  (Line 1)                             $1,231,638 $2,197,938
      (Line 2)    $1,503,914            $(519,700)        $  984,214 $3,873,817

(a) No public market for this security exists
(b) In August 1999, Immune Response completed a 1-for-100 reverse stock spit and in January 2000 completed a 1 for 3 reverse split.
(c) Subject to Rule 144
(d) The fair value of restricted securities is determined in good faith by the Company's board of directors, which may take into account a variety of factors, including recent and historical prices of these securities, recent transactions completed by the Company and other factors that the board believes are applicable.
(e) Pledged as collateral against a line of credit with Comerica Bank.


                   See notes to Financial Statements

                                 Enercorp, Inc.
                    Statement of Changes in Stockholders' Equity
                 For the Years Ended June 30, 2001, 2000, and 1999

                                                         Retained Earnings
                                                       ------------------------
                          Common  Stock     (Accumulated  Other Compre-
                          Shares  Amount     Deficit)     hensive Income  Total
                          ------  ----------- ----------- ------------- -------
Balance at June 30, 1998  590,897  $1,468,251 $(1,045,709)$1,883,475 $2,305,017

Increase in Common Stock  105,000     420,000                           420,000

Net Loss                      ---         ---    (221,783)       ---  (221,783)

Unrealized gain on
  investments, net of tax    ---         ---         ---   1,024,633 1,024,633
                         -------    ---------   ---------   --------- ---------
Balance at June 1999      695,897    1,888,251  (1,268,492) 2,908,108 3,527,867
                         --------    ---------   ---------  --------- ---------
Increase in Common stock   ------     --------    --------   --------  --------

Net Loss                      ---          ---         408        ---       408

Unrealized gain on
 investments,net of taxes     ---          ---       ---  (1,802,231)(1,802,231)
                            ------      -------     -----   -------- ----------
Balance at June 30, 2000 695,897    1,888,251  (1,268,084) 1,105,877 1,726,044
                          -------    ---------   ----------  --------  --------

Increase in Common Stock       0            0                                0

Net Gain                                           558,282             558,282

Unrealized gain on
  investments, net of taxes                              (1,353,471)(1,353,471)
                          -------    ----------   --------  -------- ---------
Balance at June 30, 2001  695,897    $1,888,251  $(709,802)$(247,594) $930,855
                          ========   ===========   ========  ========  =======

                        See notes to financial statements

                                  Enercorp, Inc.
                              Statements of Operations

                                                For the Years ended June 30,
                                                 ---------------------------
                                                 2001       2000        1999
                                                -----      -----       ------
REVENUES
    Interest Income                           $     6    $   187      $   -0-
   Interest income from related entities        1,634     30,250        6,264
   Consulting fees from related companies                 22,000       25,000
   Net realized gain on sale of investments 1,474,184   461,358           -0-
   Divided income form affiliated company                    -0-          -0-
                                            ---------  ---------    ---------
                                            1,475,824   513,795        31,264
EXPENSES
   Salaries - officer                          78,500    78,500        87,000
   Bonus expense - officer                        -0-       -0-        25,000
   Directors' fees                              2,000     1,000           -0-
   Staff salaries                              15,355       -0-           -0-
   Legal, accounting and other professional
         Fees                                  29,224    24,073        19,921
   Interest expense - other                   173,773   217,885       193,552
   Bad debt expense                            28,673     7,554         2,421
   Other general and administrative expenses   20,187    29,374        47,145
                                              -------    ------       -------
                                              347,712   357,387       375,050
                                              -------   -------      --------
   Net gain (loss) from operations
      before taxes                          1,128,112   155,408      (343,785)
   Income taxes (Note 5)                     (569,830) (155,000)      122,000
                                            ----------  -------      --------

   Net gain (loss) from operations
          after taxes                         558,282       408      (221,785)
                                             --------   -------     ---------
   Net unrealized gain (loss) on investments before
            Taxes                            (1,353,471)(2,730,231) 1,552,635
   Income taxes (Note 5)                                   928,000   (528,000)
                                            ---------  ---------   ----------

   Net unrealized gain (loss) on
       investment after taxes               (1,353,471)(1,802,231)  1,024,635
                                            --------   --------     ---------

   Increase (decrease) in net assets
       resulting from operations       $     (795,189) $(1,801,823) $ 802,850
                                       ==============  ==========   =========

   Increase (decrease) in net assets
     per share                            $     (1.14)  $  (2.59)   $    1.36
                                          ============  ========     ========

                         See notes to financial statements

                                  Enercorp, Inc.
                              Statements of Cash Flow

                                                 For the Years Ended June 30,
                                                2001       2000          1999
                                                  -----     ------      ------
Cash flows from operating activities:
     Increase (decrease in net assets    $   (795,189)  $(1,801,823)  $802,850

Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                               1,870         1,870      1,525
     Bad debt provision on notes receivable
       and interest net of write offs           3,086         7,554      2,431
     Stock received for consulting services                     -0-        -0-
     Gain on sale of investments            1,474,189      (461,358)       -0-
     (Gain) Loss on sale of fixed assets                        -0-        -0-
     Unrealized (gain) loss on
         Investments                       (1,353,471)   2,730,231  (1,552,635)
     (Increase) in accounts receivable -
          related party                        17,848      (17,842)         (6)
     (Increase) in interest receivable          6,105       (3,250)     (1,496)
     (Increase) Decrease in other assets        1,318          449         130
      Increase (Decrease) in accounts payable
      and accrued expenses                     29,507        1,397         990
     Increase (Decrease) in accrued salaries                   -0-         -0-
     Increase (Decrease) in deferred taxes                (773,000)    406,000
                                            --------     ---------   ---------
     Total adjustments                        180,447    1,486,052  (1,140,070)
                                           ---------     --------   ---------
Net cash (used) by operating activities      (614,742)    (315,771)   (337,220)
                                            ---------    ---------   ---------

Cash flows from investing activities:
     Purchase of investments                 (120,713)     (27,000)   (520,000)
     Sale of investments                    2,889,601      495,308         -0-
     Payments received on note receivable                      -0-     200,000
     Issuance of notes receivable                              -0-         -0-
     Proceeds from sale of fixed assets                        -0-         -0-
     Purchase of furniture and fixtures                        -0-      (3,501)
                                                --------  --------    --------
     Net cash provided (used) by investing
          Activities                        2,768,888     468,308   ($323,501)
                                              --------  ---------   ---------

                      See notes to financial statements
                                     F-7

                              Enercorp, Inc.
                    Statements of Cash Flow (continued)

                                           For the Years Ended June 30,
                                         -------------------------------------
                                          2001          2000            1999
                                         -------      ---------       --------

Cash flows from financing activities:
     Proceeds from sale of common stock                 -0-            420,000
     Proceeds from notes payable      (36,000)      212,400           267,500
     Principal payments of notes
              Payable              (2,141,649)     (358,000)           (26,000)
                                    ----------    -----------       -----------
     Net cash provided by investing
         Activities                (2,177,649)     (145,600)           661,500
                                    ----------     ---------        ----------

Increase (Decrease) in cash           (23,502)        6,937                779

Cash, beginning of period              23,844        16,907             16,128
                                   ----------     ---------         ----------

Cash, end of period                  $    342  $     23,844        $    16,907
                                     ========  ============         ==========

Supplemental disclosures of cash flow information:
     Interest paid                 $   173,768    $   218,669      $   176,704
                                   ===========    ===========      ===========
     Interest received             $     1,634    $       187       $    3,023
                                   ===========    ===========       ==========


                           See notes to financial statements
                                          F-8

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

Note 3:     Related Party Transactions
            --------------------------
            a. Accounts Receivable- Related Party
              ----------------------------------
            In September 1999, the Registrant entered into an arrangement with one of its investees, CompuSonics Video Corporation(CVC) whereby the Registrant would provide managerial assistance to CVC and CVC would pay consulting fees to the Registrant at the rate of $2,000 per month. The Account Receivable balance from CVC was 0 at the end of June 30,2001 and $ 18,000 for June 30, 2000.

             b. Notes Receivable - Related Entities
                -----------------------------------
            The Company has notes receivable from ProConnextions, Inc., ("PCI") . All of the notes are due on demand. The notes have interest rates of 12% and 10%. There is no collateral for the notes. The Company is a shareholder in PCI. The notes receivable balance, net of allowance for uncollectible note receivable, from PCI at was $ 0, $3,086 and $7,715 at June 30, 2001, 2000 and 1999 respectively.

            c. Accounts Payable-Related Parties
               --------------------------------
            The Company had an Accounts Payable to R Hebard, the former President of The Company for accrued salary and interest payable on a note payable previously paid in April 2000.

            d. Accounts Payable-Related Parties
               --------------------------------
            The Company had and Accounts Payable to Acrodyne, a Company controlled by its President relating to management services.

Note 4:     Note Payables- Bank
            -------------------
            In June 1998, the Registrant renewed its line of credit and increased its borrowing there under to $2,500,000 with interest at 3/4% over prime by Comerica Bank ("Comerica"). Collateral for the line of credit included all of the shares of Williams Controls common stock owned by the Registrant at the time (1,660,000) and all of the shares of common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant at the time (1,864,706). Borrowing was limited to 50% of the fair market value of the collateral, except that the maximum amount that can be borrowed against the Ajay stock is $400,000. This loan is due on demand.

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

            Income tax expense for the years ended June 30, 2001, 2000 and 1999 consisted of:
                                               2001        2000       1999
                                              ------     ------     -------
          Current, net of                  $      -0    $     -0   $     -0
          benefit of NOL
          carryover
          Deferred                           568,196     155,000    406,000
                                          ----------    --------   --------
                                          $  568,196 $   155,000  $ 406,00

          The components of the deferred tax asset (liability) at June 30, 2001 and 2000 consist of the following:
                                                  6/30/01           6/30/00
                                                 -------            -------
          Unrealized loss/gain on investments $    86,500      $  (570,000)
          Capital loss carryover                      -0-              -0-
          Accrued officer wages                    (5,500)             -0-
          Allowance for notes receivable              -0-          (16,000)
          Net operating loss carry over           210,000          663,000
          Valuation Allowance                    (291,000)        (109,000)
                                                ----------      ----------
                                             $        -0-      $       -0-
                                               ===========      ==========

          At June 30, 2001 the Company has net operating losses carry forward available to offset future taxable income of approximately $600,500 that expires during various years through June 30, 2014.

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

Note 8:    Subsequent Event
           --------------------

           On September 14, 2001, the Registrant entered into an agreement with Jack Wen, authorized agent for an investing group of qualified individuals which includes Jack Wen.(the "Wen Group"). Under this Agreement, on September 26, 2001, the Wen Group purchased 250,000 shares of common stock of the Registrant, representing approximately 26.4% of the Registrant's common stock issued and outstanding following this transaction.. These shares were purchased for $1.25 per share with aggregate gross proceeds of $300,000 paid to the Registrant. Under the Agreement, the Wen Group has committed to make additional equity investments in the Registrant of $3,000,000 for the purchase of 2,000,000 shares at $1.50 per share, with $1,000,000 being invested on or before November 5, 2001 and 2,000,000 being invested on or before February 5, 2002. Prior to this transaction, no single shareholder or shareholder group owned more than approximately 8.6% of the Registrant's issued and outstanding common stock.

           Upon the Registrant's receipt of the $300,000 on September
           26, 2001, the following changes in the Board of Directors and officers of the Registrant were effected. The number of members consisting of the full Board of Directors was changed from two to four and Jack Wen and George Burmann were appointed to fill the newly created positions. Additionally, Jack Wen was elected Chairman of the Board, Chief Executive Officer and President; and Don Johnson was elected Treasurer and Chief Financial Officer.

           As a result of this change in control, the Registrant expects that its corporate offices will be moved from Farmington Hills, Michigan to the Los Angeles, California area within the next several months.

                                Enercorp, Inc.
                    Amounts Receivable from Affiliated Parties
           Underwriters, Promoters and Employees other than Related Parties

Description            Column A           Column B            Column C
                   Name of Debtor        Balance at   Charge to  Charged to
                                         Beginning    Costs/     other accounts
                                         Of Period    Expenses   describe
                  ----------------     ----------   ----------  ---------------

For the year ended
June 30, 2001

Notes receivables  Pro Connections,Inc     $30,862
From affiliated    Williams Controls,Inc         0
Companies

Accounts Receivable Ajay Sports, Inc.            0
from affiliated     Williams Controls,Inc       18
Companies           CompuSonics Video       18,000
                                           ------------------------------------
                                           $48,880
                                            ===================================

For the year ended
June 30, 2000

Notes receivables  Pro Connections,Inc     $30,862
From affiliated    Williams Controls,Inc         0
Companies

Accounts Receivable Ajay Sports, Inc.            0
from affiliated     Williams Controls,Inc        6         12
Companies           CompuSonics Video                  18,000
                                            -----------------------------------
                                           $30,868    $18,012
                                           ====================================



                           See notes to financial statements
                                        S-1(page 1)

Enercorp, Inc.
Amounts Receivable from Affiliated Parties
Underwriters, Promoters and Employees other than Related Parties


Description        Column A               Column D               Column E
                  -----------------------------------------------------------
                   Name of Debtor       (1)         (2)       (1)      (2)
                                      Amounts    Amounts               Non-
                                   	Collected   Written Off  Current   Current

For the year ended
June 30, 2001

Notes receivables  Pro Connections, Inc     $0     30,862        0      0
From affiliated    Williams Controls, Inc    0          0        0      0
Companies

Accounts Receivable Ajay Sports, Inc.        0
from affiliated     Williams Controls, Inc   0        18        0      0
Companies           CompuSonics Video        0    18,000        0      0
                                           ---------------------------------
                                          $48,880 48,880        0     $0
                                          ==================================

For the year ended
June 30, 2000

Notes receivables  Pro Connections, Inc        $0           $30,862
From affiliated    Williams Controls, Inc       0                 0
Companies

Accounts Receivable Ajay Sports, Inc.           0                 0
from affiliated     Williams Controls, Inc      0                18
Companies           CompuSonics Video           0            18,000
                                            ----------------------------------
                                           $    0    $    0 $48,880   $   0
                                           ===================================



                           See notes to financial statements
                                   S-1(page 2)

                               ENERCORP, INC.
               Valuation and Qualifying Accounts and Reserves

Column A                           Column B                    Column C
                     ----------------------------------------------------
                                                            Additions
                                    Balance at       Charge to   Charged to
                                    Beginning        costs/      other accounts
                                    Of period        expenses    describe
                                    -------------------------------------------
For the year ended June 30, 2001
Allowance for uncollectible accounts
  Notes Receivable                    $27,776        $3,086
  Interest Receivable                  20,264
For the year ended June 30, 2000
Allowance for uncollectible accounts
  Notes Receivable                     23,147
  Interest Receivable                  17,339
For the year ended June 30, 1999
Allowance for uncollectible accounts
  Notes Receivable                     23,147
  Interest Receivable                  14,908
                                      =========================================

(continued)
Column A                              Column D                 Column E
                                      -----------------------------------------
                                                               Balance at
                                                                  end
                                      Deductions               of period
                                      =========================================

For the year ended June 30, 2001
Allowance for uncollectible accounts
  Notes Receivable                   $30,862                    $        0
  Interest Receivable                 20,264                             0
For the year ended June 30, 2000
Allowance for uncollectible accounts
  Notes Receivable                                                  27,776
  Interest Receivable                                               20,264
For the year ended June 30, 1999
Allowance for uncollectible accounts
  Notes Receivable                                                  23,147
  Interest Receivable                                               17,339
                                     =====================================


                          See notes to financial statements
                                      S-2