Form 10QSB
period 2001-09-30
ENERCORP INC
filed 2002-10-08
CIK 313116

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                FORM 10-QSB


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2001

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

                FOR THE TRANSITION PERIOD FROM              TO

                         Commission File Number: 0-9083
                          ----------------------------

                               Enercorp, Inc.
                              ----------------
              (Exact name of Registrant as specified in its Charter)

Colorado                                                           84-0768802
---------------------------------                        --------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                          Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                              48334
----------------------------------                    -----------------------
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

Number of shares of common stock outstanding at September 24, 2002 :  695,897

                              Enercorp, Inc.

       Form 10-QSB Filing for the First Quarter Ended September 30, 2001

                                  INDEX
                                                               Page  Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                         3

            Statements of Assets and Liabilities
            September 30, 2001 (Unaudited) and June 30, 2001             4

            Schedule of Investments September 30, 2001 (Unaudited)
            and June 30, 2001                                          5-8

            Statements of Operations (Unaudited) for the Three
            Months Ended September 30, 2001 and 2000                     9

            Statements of Cash Flows (Unaudited) for the Three
            Months Ended September 30, 2001 and 2000                     8

            Notes to Financial Statements                                9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            10-11

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           11
Item 2.     Changes in Securities                                       11
Item 3.     Defaults Upon Senior Securities                             11
Item 4.     Submission of Matters to a Vote of Security Holders         11
Item 5.     Other Information                                        11-12
Item 6.     Exhibits and Reports on Form 8-K                            13
            Signature Page                                              14

                                Enercorp, Inc.


Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2001.

                                      Enercorp, Inc.
                          Statements of Assets and Liabilities
                                      (Unaudited)
                                                 September 30        June 30
                                                         2001            2001
                                                   ----------     -----------
ASSETS
   Investments, at fair value, cost of $1,231,638
       And $1,231,638 at September 30,
       2001 and June 30,2001                          $  886,523     $ 984,214
   Cash                                                    8,317           342

Furniture and fixtures, net of accumulated
       depreciation of $11,736 at Sept. 30, 2001
       and 11,503 at June 30, 2001 respectively              700           933

  Other assets                                                 0             0
                                                     -----------     ---------
                                                      $  895,540     $ 985,489
                                                      ==========     =========
LIABILITIES AND NET ASSETS
Liabilities
    Note payable-Related Party                          $  1,500       $     0
    Accounts payable and accrued liabilities              63,621        54,634
    Deferred tax liability                                     0             0
                                                      ----------      --------
                                                          65,121        54,634
                                                      ----------      --------
Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at September 30, 2001 and
      June 30, 2001                                    1,888,251     1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                            -0-           -0-
   Accumulated deficit                                  (712,547)    (709,802)
      Unrealized net loss on investments, net of
      deferred income taxes at September 30, and
      June 30, 2001                                     (345,285)    (247,594)
                                                      ----------     --------
                                                         830,419      930,855
                                                       ---------    ---------
                                                    $    895,540   $   985,489
                                                     ===========   ===========

                          See notes to financial statements

                                  Enercorp, Inc.
                              Schedule of Investments
                              September 30, 2001(Unaudited)

Affiliated    Description  Expir.               No. of    Share    Cost
Fair Mkt                 Net Fair
Companies     of Business  Date   Restrictions  Shares    Price    Equity
Value       Discount     Market Value

Common Stocks-Public Market Method of Valuation
-----------------------------------------------
CompuSonics Video
 Corp         Digital Video
              Product & Web                       1,751    0.02
       35                         35
              Site Dev.                      10,000,000    0.02     106,477
  200,000   (100,000)        100,000

Ajay Sports,  Golf & Casual                     294,118   0.029     600,000
    8,529                      8,529
              Furniture
              Manufacturer                       16,667   0.029      37,500
      483                        483

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                       2,000   0.029      20,000
       58                         58
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of       a & b           7,450             195,000
  447,000    (44,700)        402,300
Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of        a & b         300,000    2.5      252,000
  750,000   (375,000)        375,000
Inc.          Golf Equipment

           Subtotal                                              $1,210,977
1,406,106   (519,700)        886,406

Warrants and Stock Options-Board Appraisal Method of Valuation
==============================================================
CompuSonics   Digital Video
Video         Product
Corporation                                     300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04  b          25,000
                           05/03/05  b          25,000
                           09/13/06  b          50,000
                           03/12/06  b          50,000
                           10/02/08  b          50,000

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                                  300    .39        1,500
      117                        117
Proconnextions, Inc.-Sports Memor'blia  a       191,610               19,161
        -

Total All Companies                                               $1,231,638
$1,406,223   (519,700)      $886,523


a    No public market for this security
b    Subject to Rule 144

                               See notes to financial statements

                                      Enercorp, Inc.
                                 Schedule of Investments
                                    June 30, 2001

   ,
Affiliated    Description              No. of     Share    Cost      Fair Mkt
            Net Fair
Companies     of Business Restrictions Shares     Price    Equity    Value
Discount    Market Value

Common Stocks-Public Market Method of Valuation
------------------------------------------------
CompuSonics Video
   Corp      Digital Video
             Product & Web               1,751                            28
                   28
                                    10,000,000  $0.03    106,477     300,000
 (100,000)    200,000

Ajay Sports,  Golf & Casual            294,118  $0.02    600,000        5,882
                5,882
              Furniture
              Manufacturer              16,667  $0.02     37,500          333
                  333

Preferred Stocks-Public Market Method of Valuation
==================================================
Ajay Sports,  Golf & Casual              2,000            20,000          500
                  500

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of   a & b      7,450           195,000      447,000
  (44,700)    402,300
 Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of     b       300,000   2.5     252,000      750,000
 (375,000)    375,000
Inc.           Golf Equipment

           Subtotal                                   $1,210,977    1,503,744
 (519,700)    984,044

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Viro Diagnostics                           300             1,500          170
                 170
Proconnextions, Inc.-Sports Memor'blia                   191,610       19,161

Total All Companies                                   $1,231,638    $1,503,914
$(519,700)   $984,214

a  No public market for this security
b  Subject to Rule 144

                           See notes to financial statements

                                              7

                             Enercorp, Inc.
                       Statements of Operations
                             (Unaudited)
                                                For the three Months ended,
                                                Sept 30,2001     Sept 30,2000
                                               -------------     ------------
REVENUES
   Interest Income                           $          -0-       $      -0-
   Interest income from related entities                -0-              823
   Consulting fees from related companies               -0-              -0-
   Net realized gain on sale of investments             -0-            8,464
   Divided income form affiliated company               -0-              -0-
   Miscellaneous Income	                              2,175              -0-
                                                        -0-              -0-
                                                -----------       ----------
                                                     2,175             9,287
EXPENSES
   Salaries - officer                                  -0-               -0-
   Bonus expense - officer                             -0-               -0-
   Directors' fees                                     -0-               -0-
   Staff salaries                                      -0-               -0-
   Legal, accounting and other professional
         Fees                                       4,202              1,281
   Interest expense - other                            50             57,509
   Bad debt expense                                   -0-                735
   Other general and administrative expenses          669              4,253
                                                 --------           --------
                                                    4,921             63,779
   Net gain (loss) from operations
      before taxes                                 (2,746)           (54,492)
   Income taxes                                       -0-                -0-
                                                ---------          ---------
   Net gain (loss) from operations
        after taxes                                (2,746)           (54,492)
                                                ---------         ----------
   Net unrealized gain (loss) on investments
   Before Taxes                                   (97,691)          (442,230)
   Income taxes                                       -0-                -0-
                                                ----------       -----------
   Net unrealized gain (loss) on
       investment after taxes                     (97,691)          (442,230)
                                                ----------       -----------
   Increase (decrease) in net assets
       resulting from operations                $ 100,437)     $    (496,722)
                                                =========      =============
   Increase (decrease) in net assets
     per share                                  $   (0.14)     $       (0.71)
                                                =========      =============


                             See notes to financial statements

                                 Enercorp, Inc.
                           Statements of Cash Flows
                                 (Unaudited)
                                         For Three Months Ended September 30
                                                2001                 2000
                                             -----------        ---------
Cash flows from operating activities
Increase (decrease) in net assets          $  (100,437)       $  (496,722)
Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                                  233                467
     Bad debt provision on notes receivable
       and interest net of write offs              -0-                (82)
     Gain on sale of investments                   -0-             (8,464)
     (Gain) Loss on sale of fixed assets           -0-                -0-
     Unrealized (gain) loss on
          Investments                           97,691            442,230
     (Increase) Decrease in other assets           -0-                320
      Increase (Decrease) in accounts payable
      and accrued expenses                       8,987             (8,617)
     Increase (Decrease) in deferred taxes         -0-                -0-
                                               -------           --------
      Total adjustments                        106,912            425,855
                                             ---------        -----------
Net cash (used) by operating activities          6,474            (70,867)
                                             ---------          ---------
Cash flows from investing activities:
     Purchase of investments                       -0-                -0-
                                            ----------         ---------
Net cash provided (used) by investing
          Activities                               -0-                -0-
                                            ----------        -----------
Cash flows from financing activities:
     Proceeds from notes payable                1,500-             47,500
     Net cash provided by investing activities     -0-                -0-
                                              --------          ---------
Net cash provided by investing
         Activities                             1,500              47,500
                                             --------          ----------
Increase (Decrease) in cash                     7,975            ( 23,367)
Cash, beginning of period                         342              23,844
                                              -------           ---------
Cash, end of period                           $ 8,317          $      478
                                           ==========            ========
Supplemental disclosures of cash flow
  information:
     Interest paid                         $       34        $     56,099
                                           ==========        ============
     Taxes Paid                           $       -0-          $      -0-
                                           ==========         ===========

                  See notes to financial statements

Notes to Financial Statements
Item 1: Investments
        ------------

On March 7, 2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, Inc., and on March 12, 2001 the Registrant sold an additional 574,529 shares of Williams Controls, Inc., for a total of 1,652,329 shares, representing all the shares of Williams Controls, Inc. common stock owned by the Registrant at the time of this filing. These shares were acquired by the Registrant in transactions between April 1991 and August 1998. The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from a bank with a balance of $2,141,649 plus accrued interest, and make payments of or toward other debt obligations and payables that the Company had outstanding. This explains the reason for the decrease in interest expense during the quarter ending September 2001.
The Registrant continues to hold its other principal common stock investments in CompuSonics Video Corporation (10,001,751 shares), Ajay Sports, Inc. (310,785 common and 2,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (7,450 shares), and continues to hold 200,000 warrants in Williams Controls, Inc., which are fully vested at the time of this filing.

Item 2: Capital Stock Transactions
        --------------------------
On September 14, 2001, the Registrant entered into a Subscription Agreement With Jack Wen, authorized agent for an investing group of qualified individuals which included Jack Wen ("Wen Group"). Under this Subscription Agreement, on September 26, 2001 upon the first payment, the Wen Group was to purchase 240,000 shares of common stock of the Registrant, representing approximately 26.4% of the Registrant's common stock issued and outstanding following the transaction. These shares were to be purchased for $1.25 per share, the book value at that time, with aggregate gross proceeds of $300,000 paid to the Registrant. Under the Subscription Agreement, the Wen Group was committed to make additional equity investments in the Registrant of $3,000,000 for the purchase of 2,000,000 shares at $1.50 per share, with $1,000,000 being invested on or before November 5, 2001 as the second payment; and, in the third payment, $2000,000,000 was to be invested at $1.50 per share on or before February 5, 2002. Prior to this transaction, no single shareholder or shareholder group owned more than 10% of the Registrant's issued and outstanding common stock. However, this transaction
was not completed.   The deal was rescinded, and the stock was never issued.

Item 3: Board of director changes subsequently rescinded.
        ------------------------------------------------

Upon the Registrant's receipt of  $300,000 on September 26, 2001, the following changes in the Board of Directors and officers of the Registrant
were effected.   Under terms of the Subscription Agreement, in addition to
Directors Thomas W. Itin and H. Samuel Greenawalt, Jack Wen and George Burmann of the Wen Group were elected to serve as Directors and, additionally, Jack Wen was elected Chairman of the Board, Chief Executive Officer and President and Don Johnson of the Wen Group was elected Treasurer and Chief Financial Officer.

Upon receipt of the first payment of $300,000 from the Wen Group under the Subscription Agreement, Jack Wen requested that $240,000 be invested in TIDE, a PRC company headquartered in Shanghai. This investment was completed. However, upon the recession the $ 240,000 investment was returned to the Wen group, therefore the investment in Tide has not been and is not reflected in financial statements.

Item 4. Management's Discussion and Analysis of Financial Condition / Results of Operations
         ---------------------------------------------------------------------
Material Changes in Financial Condition:
---------------------------------------
The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under the credit line.

The Registrant received $300,000 for the sale of 240,000 shares of the Company's common stock, with commitments for future funding in November 2001 of $1,000,000 and in February of 2002 of $2,000,000, as a result of the Subscription Agreement with the Wen Group. As a condition of the Subscription Agreement, $240,000 of the $300,000 was invested at the request of the Wen Group in a PRC company, TIDE, leaving the Registrant with a total of $60,000 cash on hand remaining from the Wen Group's initial investment.

There are no general terms as to how the $30,000 note will be paid or how the Registrant intends to raise the funds for repayment or how to fund current operations. The Registrant's current plan is to bring in other investors, borrow against collateral or sell a portion of its holdings.

Material Changes in Results of Operations:
-----------------------------------------
The Registrant's revenues were $2,175 and $9,287 for the first quarter ended September 30, 2001 and 2000, respectively. The changes in revenues were mainly due to the decrease in net realized gain on investment from $ 8,464 for the quarter ended Sep. 2000 to $ 0 for the quarter ended Sep. 2001. There was no sale of investment for this quarter. The Registrant interest expenses were $ 50 and $ 57,509 for the quarter ended Sep. 2001 and 2000 respectively. The change is due to the payment of Company's demand loan to a bank, therefore, there was no interest expense paid for the quarter ended Sep. 2001. The Registrant recorded general and administrative expenses of $ 669 for this quarter ended Sep. 2001 compare to general and administrative expenses of $ 4,253 the quarter ended Sep. 2000. This change is due to the decrease in company's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.
The Registrant recorded an unrealized Loss on investments of $97,691 for the first quarter ended September 30, 2001 compared to a loss of $442,330 for the first quarter ended September 30, 2000. This is mainly due to the changes in investment portfolio and fair market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc.

Item 5  Footnote:   Subsequent events
        -----------------------------
The funds subscribed for and the money to be invested on November 5, were not forthcoming and the Wen Group advised us that the money was not coming in. The deal was rescinded by mutual agreement.

Related Party Note Payable
--------------------------
The Registrant has Note Payable to TICO Partnership in which the Chairman is the partner. The note was issued on June 15, 2001 at 12% interest rate per annum, and is due on demand.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        ----------------
        None

Item 2. Changes in Securities
        ---------------------
On September 14, 2001, the Wen Group purchased 240,000 shares of common stock of the Registrant, representing approximately 26.4% of the Registrant's common stock issued and outstanding following this transaction. These shares were purchased for $1.25 per share with aggregate gross proceeds of $300,000 paid to the Registrant.

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information

In early November of 2001, the Wen Group informed Registrant that the second and third payments under the Subscription Agreement would not be forthcoming and the Registrant accepted that conclusion. On November 26, 2001, a Settlement Agreement was signed by the Registrant, Jack Wen, and the investment group that Jack Wen represented to vacate the Subscription
Agreement signed on September 14, 2001. In a Settlement Agreement signed and put into effect by Registrant and the Wen Group, funds paid in by the Wen Group were returned less any expenses incurred by the Registrant and less the $240,000 investment into the PRC company, TIDE. The common stock that was part of the September 14, 2001 Subscription Agreement was not issued. The September 14, 2001 Subscription Agreement was rescinded. A payment of
$30,000 less expenses of $2,174.50 of the Registrant was returned to the Wen Group and a note for the remaining $30,000 was executed by the Registrant subject to certain conditions.

In a meeting of the Board of Directors of Registrant, it was resolved that the Subscription Agreement of September 14, 2001 be declared null and void, and that a request be submitted for resignations from the Wen Group officers and directors. Resignations to be requested included Jack Wen as Chairman, Director, President, CEO and COO, Don Johnson as CFO and Treasurer, George Burmann as Director, and Paul Feng as Vice President of Marketing. Further, during this meeting, Thomas W. Itin was elected to fill offices left vacant, with the exception of Vice President of Marketing, due to resignations by members of the Wen Group.

Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------
             A)     Exhibits

                    1. Subscription Agreement with the Jack Wen Group
                       included in Form 8-K of September 26, 2001.


             B)     Form 8-K

                    Form 8-K dated September 26, 2001 (which includes the Jack Wen Group Subscription Agreement).

                               Enercorp, Inc.

                                 Form 10-QSB

                For the First Quarter Ended September 30, 2001

                                Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Enercorp, Inc.
                              ------------------
                               (Registrant)


                                          By:/s/  Thomas W. Itin
                                             --------------------
                                                  Thomas W. Itin
                                                  President


Date:  October 8, 2002

Exhibits A. 1.


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 8-K


                                 CURRENT REPORT

                 Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


                                September 26, 2001
                                  (Date of Report)



                                     ENERCORP, INC.
                   (Exact Name of Registrant as specified in its charter)


Colorado                         0-9083                           84-0768802
----------------               ------------                      ------------
(State or other                (Commission                   (I.R.S. Employer
jurisdiction of                 file number)            Identification Number)
incorporation or
organization)


32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                              48334
------------------------------                                 ---------------
(Address of Principal Executive Offices)                            (Zip Code)

        Registrant's telephone number, including area code: (248) 851-5651

                             --------------------------
Former name or former address, if changed from last report:                N/A

Item 1.  Changes in Control of Registrant.

On September 14, 2001, the Registrant entered into an agreement with Jack Wen, authorized agent for an investing group of qualified individuals which includes Jack Wen.(the "Wen Group"). Under this Agreement, on September 26, 2001, the Wen Group purchased 250,000 shares of common stock of the Registrant, representing approximately 26.4% of the Registrant's common stock issued and outstanding following this transaction.. These shares were purchased for $1.25 per share with aggregate gross proceeds of $300,000 paid to the Registrant. Under the Agreement, the Wen Group has committed to make additional equity investments in the Registrant of $3,000,000 for the purchase of 2,000,000 shares at $1.50 per share, with $1,000,000 being invested on or before November 5, 2001 and $2,000,000 being invested on or before February 5, 2002. Prior to this transaction, no single shareholder or shareholder group owned more than approximately 8.6% of the Registrant's issued and outstanding common stock.

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

Item 7.  Financial Statements, Pro Forma Financial Information and Exhibits.

(a) Not applicable.
(b) Not applicable.
(c) Exhibits.

10.1 Subscription Agreement, dated September 14, 2001, between Jack Wen and a group of investors and the Registrant.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 10, 2001

                               ENERCORP, I

                                By: \s\ Don Johnson
                                    -----------------------
                                     Don Johnson, Chief Financial Officer
Exhibit 10.1

                             SUBSCRIPTION AGREEMENT
                   BETWEEN  JACK WEN AND A GROUP OF INVESTORS
                              WITH ENERCORP, INC.


This agreement, dated and executed on, and with effective date of September 14, 2001, between Jack Wen, a resident of California, USA, individually ("Wen"), and, as authorized agent for the investing group of qualified individuals which includes Jack Wen, identified here as "Wen Group," and Enercorp, Inc., ("ENCP"), a Colorado corporation with reference to the following facts, terms and conditions.
A. Wen has extensive business interests and plans for expanding the same in the
Peoples Republic of China ("PRC") and the United States ("US").
B. ENCP has substantial interest in increasing its business in these two geographic regions, PRC and the US, noting particularly expansion of commercial activities in PRC.

C. A close working relationship among the parties will substantially improve opportunities for expanding their respective business operations in PRC and the US.
D. On April 30, 2001, Enercorp had liabilities of less than $50,000, and had substantial stock holdings comprising ten million (10,000,000) shares in CompuSonics Video Corporation ("CPVD"); four hundred twenty thousand
(420,000) shares of ProGolf.com, Inc., ("PG.com"); and seven thousand four hundred and fifty (7,450) shares of Pro Golf International, Inc. ("PGI")
[to become seventy four thousand and five hundred (74,500) shares after a planned ten for one (10 for 1) stock split].
E. ENCP is prepared to assist in funding franchisees in HK/PRC. Additional further expenses or liabilities will be incurred as a result of the normal course of continuing business and the nominal requirements of being a regulated US public company.

IN CONSIDERATION OF THE FOREGOING, the parties agree, as follows:
1. Sale of Stock. ENCP will issue to Wen and Wen Group, upon execution of this agreement by the parties, two hundred fifty thousand (250,000) shares of common shares in ENCP for three hundred thousand US dollars (US$300,000.00), payable by September 20, 2001. On or prior to November 5, 2001, Wen and Wen Group will invest an additional one million dollars (US$1,000,000.00), and by February 5, 2002, will put in another two million dollars (US$2,000,000.00). ENCP will sell its shares at $1.50/share for
this $3,000,000.00 investment.    Should the full $3,300,000.00
not be invested on the dates as agreed, then the Board may take appropriate action.

2. George Burmann, Tom Itin, Samuel Greenawalt and the current management have the opportunity to purchase up to 250,000 shares of ENCP for $1.25/share up to September 30, 2001, and to purchase concurrent to and alongside Wen and Wen Group at a price of $1.50 per share.

3. Verification of Stock Transaction Documentation. Wen and Wen Group will be provided with verification of ownership interest of ENCP in seven thousand four hundred fifty (7,450) shares of PGI, [ PGI currently owns one hundred percent (100%) of Pro Golf of America, and approximately eighty seven per cent (87%) of PG.com], and ten million (10,000,000) shares of CPVD, and four hundred twenty thousand (420,000) shares of PG.com.

4. Development of HK/PRC, US and Canadian Business Opportunities. The parties shall collaborate closely to develop HK/PRC, US and
Canadian business opportunities.   ENCP will assist in the
financing of PGOA, PG.com and PG Domes in the US, Canada, HK/PRC and other Far East nations or other locations deemed potentially viable and profitable.

5. ENCP will consider investing $2,000,000 cash in Ajay Sports, Inc. or Pro Golf International, Inc., and CompuSonics Video
Corporation. The investment terms and conditions will be evaluated based on the benefits which will accrue to ENCP's shareholders.

6. ENCP will assist CompuSonics Video Corporation ("CPVD") to expand its business into China.

7.  PGI Corporate Opportunity. 	ENCP agrees to assist PGI and its

related affiliates to sell or broker PGI's exclusive franchise rights, and to facilitate manufacturing alliances for China and the Hong Kong territories for Pro Golf franchise retail stores and PG Domes. The terms and conditions will be mutually agreed upon at a future date.

8. Officers and Directors. ENCP directors H. Samuel Greenawalt and Thomas W. Itin will retain directorships of ENCP and Wen and
George Burmann will be elected directors and will be seated on the board of ENCP when the agreement is fully executed by Wen and Wen Group and ENCP and when the first three hundred thousand dollars (US$300,000.00) is received. Following signing this Agreement, and, further, upon confirmation of receipt of the deposit of the initial funding of three hundred thousand US dollars
(US$300,000.00) into the ENCP bank account, Wen will be elected Director and elected Chairman, President and Chief Executive
Officer ("CEO"). Don Johnson will be elected Treasurer and Chief Financial Officer ("CFO"), and Paul Feng, Vice President
Marketing.  Upon receipt by ENCP of the US$1,000,000.00 (second
tranche), Paul Feng will be elected a director.   All the
foregoing elections are subject to satisfactory completion of this Subscription Agreement.

9. The company will maintain at all times appropriate Directors and Officers liability insurance ("D&O insurance"), as provided in the corporate Bylaws of ENCP.

10. Any funds received by ENCP from sale of its investments in CPVD or Ajay/PGI and/or monies paid in by Itin, Greenawalt and Burmann will be invested in the existing investee companies as decided by
the Board.   Any investment in or divestiture of any investee
company would require prior Board approval.

11. Upon receipt by ENCP of the first $300,000.00, the Board will elect Paul Feng, as a director and VP Marketing. Wen, Johnson and Feng will each be paid a $2,000 salary per month commencing
October 1, 2001. ENCP will move its offices to California as soon as practicable.

12. ENCP will continue to plan to form ENCP Capital and raise venture money.

13. Enercorp Disclosure. As an attachment to this Agreement and incorporated herein is a disclosure indicating any liabilities or exposure to liabilities that existed for Enercorp other than approximately $28,000.00 as of April 30, 2001. At the current time, expenses have been running approximately $3,000.00 to $4,000.00 per month.

14. Total Agreement. This Agreement (including attached Exhibits) constitutes the entire agreement and understanding of the parties relating to the subject matter hereof and supersedes all prior agreements. The terms of this Agreement cannot be changed, modified,
released or discharged orally.   No delay or failure on the part of
any party in exercising any rights hereunder, and no partial or single exercise thereof, will constitute a waiver of such rights or of any other rights hereunder.

15.  Governing Law.	This Agreement shall be interpreted in accordance with
the laws of the State of Colorado.

16. Notices. For purposes of this Agreement, notices, demands and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered, either personally or by facsimile transmission with receipt confirmed, or mailed by US or HK/PRC registered mail, return receipt requested, postage prepaid, addressed as follows:

16.1. If to Enercorp
      Thomas W. Itin,  Director
      Enercorp, Inc.
      32751 Middlebelt Rd., ste.B
      Farmington Hills, Michigan 48334-1726  USA
      Telephone:  248 851 5651
      Fax:  248 851 9080
      Email:   twitin@aol.com
      Cellphone:  248  981 8230

16.2 With a copy to Legal Counsel for Enercorp:
      Charles W. Centner, Attorney at Law 934 Harcourt
      Grosse Pointe Park, Michigan 48230
      Telephone:  313 824 9699
      Fax:  313 824 3415
      Email:
      Cellphone:

16.3. With a copy to Legal Counsel for Enercorp:
      Mary M. Maikoetter, Attorney at Law
      MAIKOETTER LAW OFFICE
      609 East Speer Blvd., 3rd floor
      Denver, Colorado 80203
      Telephone:  303 744 3580
      Fax:  303 744 3050
      Email:  mmmaik@aol.com
      Cellphone:  303 550 9596

16.4 If to Jack Wen:
      Mr. Jack Wen: Chairman
      2668 Steeple Chase
      Diamond Bar, California 91765
      Telephone:  909 263 8326
      Fax:  909 843 6350 or 909 861 5073
      Email:  jackwen123@yahoo.com
      Cellphone:  909 861 5813

16.5 If to                (Jack Wen Attorney)
          ------------------
          ------------------
          ------------------
      Telephone:
      Fax:
      Email:
      Cellphone:

Or to such party as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

17. Authorization. Parties to this Agreement represent that they have all requisite corporate power and authority, and have taken all corporate action necessary, to execute and deliver this Agreement and the

Ancillary Agreements to which they are parties, to consummate the transactions contemplated hereby and to perform their obligations hereunder.

18.  Binding Effect.   The terms and provisions of this Agreement are
binding on and shall inure to the benefit of the parties and their respective heirs, representatives, successors and assigns permitted by the other party. In the presence of the undersigned witnesses, the parties have executed this agreement on the date first above written.

WITNESS                                     Jack Wen and Investment Group

By:                                           /s/ Jack Wen
--------------------------                   -------------------------------


                                            Jack Wen , Individually
                                             /s/ Jack Wen
                                             --------------------------------

Date:  September 18, 2001

                                            By: /s/ Jack Wen
                                            ----------------------------------
                                             Jack Wen,
                                             Authorized Agent for the
                                             Investing Group of Qualified
                                              Investors  (Wen Group")


Date: September 18, 2001


WITNESS:                                     ENERCORP, INC.

By:/s/ Shirley B. Itin                       By: /s/Thomas W. Itin
-----------------------------                ---------------------------------
                                             Thomas W. Itin, Director
                                             Acting Chairman and President

Date: September 18, 2001

EXHIBITS:

A. Corporate Resolutions for Signature Authority and Subscription Agreement For Enercorp
     For
         ----------------

B.  Corporate Minutes
     For Enercorp dated April 30, 2001, May 1, 2001 and May 3, 2001
     For
        ---------------

C.  Articles of Incorporation
     For Enercorp
     For

D.  Corporate By-Laws
     For Enercorp
     For
        ----------------

E.  Resumes of Directors and Officers

    Verification of Citizenship (Passports), Residence Addresses, Business Addresses, Telephone, Cellphone, Fax and Email Addresses of Directors and Officers
     For Enercorp
     For
         ---------------

G.  Audits & Financials
     For Enercorp
     For
        ----------------

H. Bank Letter for Credit Facility of
                                       -----------------

I.  PGI Business Plan "L"

J.  Enercorp Bank Account No., Name, Address and ABA No.

K.  Enercorp 10-K and 10-Q, most recent