Form 10QSB
period 2001-12-31
ENERCORP INC
filed 2002-10-08
CIK 313116

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                               FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 2001

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

               FOR THE TRANSITION PERIOD FROM              TO

                       Commission File Number: 0-9083

                                 Enercorp, Inc.
                 Exact name of Registrant as specified in its Charter)

Colorado                                                          84-0768802
--------------------------------              ------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                         Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                             48334
-----------------------------------             ----------------------------
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

Number of shares of common stock outstanding at September 30, 2002: 695,897

                             Enercorp, Inc.

        Form 10-Q Filing for the Second Quarter Ended December 31, 2001

                                    INDEX
                                                                  Page Number

Item 1.     Financial Statements                                          3

            Statements of Assets and Liabilities
            December 31, 2001 (Unaudited) and June 30, 2001               3

            Schedule of Investments December 31, 2001 ( Unaudited)
            And June 30, 2001                                           4-6

            Statements of Operations (Unaudited) for the Three
            and Six Months Ended December 31, 2001 and 2000               7

            Statements of Cash Flows (Unaudited) for the Six
            Months Ended December 31, 2001 and 2000                       8

            Notes to Financial Statements                                 9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             10-11

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            11
Item 2.     Changes in Securities                                        11
Item 3.     Defaults Upon Senior Securities                              11
Item 4.     Submission of Matters to a Vote of Security Holders          11
Item 5.     Other Information                                         11-12
Item 6.     Exhibits and Reports on Form 8-K                             12
            Signature Page                                               13

                               Enercorp, Inc.

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1:     Financial statements.
                              Enercorp, Inc.
                 Statements of Assets and Liabilities

                                                  December 31,        June 30,
                                                 2001(Unaudited)          2001
                                                ---------------     ----------
ASSETS
   Investments, at fair value, cost of $1,231,636
       And $1,231,638 at December 31,
       2001 and June 30,2001                        $1,033,364     $  984,214
   Cash                                                  2,461            342

  Furniture and fixtures, net of accumulated
       depreciation of $11,969.57 at December
       31, 2001 and 11,503 at June 30, 2001
       respectively                                        467           933
  Other assets                                               0             0
                                                   -----------      --------
                                                    $1,036,292     $ 985,489
                                                  ============     =========
LIABILITIES AND NET ASSETS
Liabilities
    Note payable - Related party                     $    27,000         $ 0
    Note payable Wen                                      30,000           0
    Accounts payable and accrued liabilities              19,025      54,634
    Deferred tax liability                                     0           0
                                                    ------------    --------
                                                          76,025      54,634
                                                    ------------     -------
Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at December 31, 2001 and
      June 30, 2001 respectively                       1,888,251   1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and outstanding            0           0
   Accumulated deficit                                  (729,540)   (709,802)
      Unrealized net gain on investments, net of
      deferred income taxes at December 31,
      2001, and June 30, 2001                           (198,444)   (247,594)
                                                      ----------    --------
                                                         960,267     930,855
                                                      ----------    --------
                                                      $1,036,292    $985,489
                                                     ===========   =========

                       See notes to financial statements

                                  Enercorp, Inc.
                              Schedule of Investments
                               December 31, 2001( Unaudited)

Affiliated    Description  Expir.               No. of    Share    Cost
Fair Mkt                 Net Fair
Companies     of Business  Date   Restrictions  Shares    Price    Equity
Value       Discount     Market Value

Common Stocks-Public Market Method of Valuation
-----------------------------------------------
CompuSonics Video
 Corp         Digital Video
              Product & Web                       1,751    0.035
       61                         61
              Site Dev.                      10,000,000    0.035    106,477
  350,000   (100,000)        250,000

Ajay Sports,  Golf & Casual                     294,118   0.019     600,000
    5,588                      5,588
              Furniture
              Manufacturer                       16,667   0.019      37,500
      317                        317

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                       2,000   0.019      20,000
       38                         38
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of       a & b           7,450             195,000
  447,000    (44,700)        402,300
Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of        a & b         300,000    2.5      252,000
  750,000   (375,000)        375,000
Inc.          Golf Equipment

           Subtotal                                              $1,210,977
1,553,004   (519,700)      1,033,304

Warrants and Stock Options-Board Appraisal Method of Valuation
==============================================================
CompuSonics   Digital Video
Video         Product
Corporation                                     300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04  b          25,000
                           05/03/05  b          25,000
                           09/13/06  b          50,000
                           03/12/06  b          50,000
                           10/02/08  b          50,000

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                                  300    .20        1,500
       60                        60
Proconnextions, Inc.-Sports Memor'blia  a       191,610               19,161
        -

Total All Companies                                               $1,231,638
$1,553,064   (519,700)    $1,033,364


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

Common Stocks-Public Market Method of Valuation
------------------------------------------------
CompuSonics Video
   Corp      Digital Video
             Product & Web               1,751                            28
                   28
                                    10,000,000  $0.03    106,477     300,000
 (100,000)    200,000

Ajay Sports,  Golf & Casual            294,118  $0.02    600,000        5,882
                5,882
              Furniture
              Manufacturer              16,667  $0.02     37,500          333
                  333

Preferred Stocks-Public Market Method of Valuation
==================================================
Ajay Sports,  Golf & Casual              2,000            20,000          500
                  500

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of   a & b      7,450           195,000      447,000
  (44,700)    402,300
 Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of     b       300,000   2.5     252,000      750,000
 (375,000)    375,000
Inc.           Golf Equipment

           Subtotal                                   $1,210,977    1,503,744
 (519,700)    984,044

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                         300             1,500          170
                 170
Proconnextions, Inc.-Sports Memor'blia                   191,610       19,161

Total All Companies                                   $1,231,638    $1,503,914
$(519,700)   $984,214

a  No public market for this security
b  Subject to Rule 144

                           See notes to financial statements

                                 Enercorp, Inc.
                              Statements of Operations
(Unaudited)
                                             For Three         For Six
                                             Months ended      Months ended,
                                             Dec. 31,          Dec. 31,
                                           2001     2000      2001     2000
                                          -------  --------  -------  ------
REVENUES

   Interest income from related
          Entities                     $    0     $  817    $    0     $ 1,640
   Net realized gain on sale of
         Investments                        0          0         0       8,464
   Miscellaneous Income                 1,700          0     3,875           0
                                       ------     ------    ------     -------
                                        1,700        817     3,875      10,104
EXPENSES

   Salaries - officer                       0          0         0           0
   Legal, accounting and other
      Professional Fees                 7,931      6,131     4,633       7,412
   Management fees related-party        7,500               15,000
   Interest expense - other               223     58,742       273     116,251
   Bad debt expense                         0        736         0       1,471
   Other general and administrative
          expenses                      3,040       4,125    3,709       8,378
                                      --------    -------   ------     -------
                                       18,694      69,734   23,615     133,512
                                      --------    -------   ------     -------
   Net gain (loss) from operations
      before taxes                    (16,994)   (68,916) ( 19,740)   (123,408)
   Income taxes                             0          0         0           0
                                      --------   -------   -------   ---------
   Net gain (loss) from operations
          after taxes                 (16,994)   (68,916) ( 19,740)   (123,408)
                                       -------   -------  --------   ---------
   Net unrealized gain (loss)
        on investments before Taxes   146,841  (1,365,426)  49,150   1,807,656)
   Income taxes                             0           0        0           0
                                      --------  ---------  -------   ---------
   Net unrealized gain (loss) on
       investment after taxes         146,841  (1,365,426) 49,150   (1,807,656)
                                       -------  ---------  -------  ----------
   Increase (decrease) in net assets
       resulting from operations     $129,847 $(1,434,342) $29,410 $(1,931,064)
                                     ========  =========== ======== ==========
   Increase (decrease) in net assets
     per share                        $  0.19 $     (2.06)  $(0.04)   $ (2.77)
                                     =========  ==========   =====    =======
                        See notes to financial statements

                               Enercorp, Inc.
                              Statements of Cash Flow
                                  (Unaudited)
                                             For Six months ended December 31,
                                            2001                      2000
                                         ------------        -------------
Cash flows from operating activities
Increase (decrease in net assets          $   29,410          $   (1,931,064)

Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                                467                     935
     Bad debt provision on notes receivable
       and interest net of write offs              0                    (163)
     Gain on sale of investments                   0                  (8,464)
     Unrealized (gain) loss on 		   (49,150)
         Investments                               0               1,807,656
     (Increase) Decrease in other assets                                 639
     (Increase) in accounts receivable -
           related party                                                   0
     (Increase) in interest receivable                                     0
     (Increase) Decrease in other assets           0                     639
     Increase (Decrease) in accounts payable
      and accrued expenses                   (35,609)                (10,714)
     Increase (Decrease) in deferred taxes         0                       0
                                            ---------              ---------
     Total adjustments                       (84,292)              1,789,889
                                            ---------              ---------
Net cash (used) by operating activities      (54,882)               (141,175)
                                            --------              ----------
Cash flows from investing activities:
     Purchase of investments                        0                  9,516
                                            ---------            -----------
Net cash provided (used) by investing
          Activities                                0                  9,156
                                            ---------             ----------
Cash flows from financing activities:
     Proceeds from notes payable               57,000                109,500
     Net cash provided by investing
         Activities                                 0                      0
                                            ---------              ---------
Net cash provided (used) by investing
        Activities                             57,000                109,500
                                           ----------              ---------
Increase (Decrease) in cash                     2,118                (22,159)

Cash, beginning of period                         342                 23,844
                                           ----------               --------
Cash, end of period                          $  2,461              $   1,685
                                          ===========              =========
Supplemental disclosures of cash flow information:
     Interest paid                        $        88             $  112,199
                                          ===========             ==========
     Taxes paid                           $         0              $       0
                                          ===========             ==========

                         See notes to financial statements

Notes to Financial Statements

Note1.  Interim Financial Statements
        ----------------------------
The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2001.

Note 2:  Investments
         -----------
On March 7, 2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, Inc., and on March 12, 2001 the Registrant sold an additional 574,529 shares of Williams Controls, Inc., for a total of 1,652,329 shares, representing all the shares of Williams Controls, Inc. common stock owned by the Registrant at the time of this filing. These shares were acquired by the Registrant in transactions between April 1991 and August 1998. The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from a bank with a balance of $2,141,649 plus accrued interest, and make payments of or toward other debt obligations and payables that the Company had outstanding. The Registrant continues to hold its other principal common stock investments in CompuSonics Video Corporation (10,001,751 shares), Ajay Sports, Inc. (310,785 common and 2,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (7,450 shares), and continues to hold 200,000 warrants in Williams Controls, Inc., which are fully vested at the time of this filing.

Note 3: Capital Stock Transactions
        --------------------------
On September 14, 2001, the Registrant entered into a Subscription Agreement with Jack Wen, authorized agent for an investing group of qualified individuals which included Jack Wen ("Wen Group"). Under this Subscription Agreement, on September 26, 2001 upon the first payment, the Wen Group was to purchase 240,000 shares of common stock of the Registrant, representing approximately 26.4% of the Registrant's common stock issued and outstanding following the transaction. These shares were to be purchased for $1.25 per share, the book value at that time, with aggregate gross proceeds of $300,000 paid to the Registrant. Under the Subscription Agreement, the Wen Group was committed to make additional equity investments in the Registrant of $3,000,000 for the purchase of 2,000,000 shares at $1.50 per share, with $1,000,000 being invested on or before November 5, 2001 as the second payment; and, in the third payment, $2000,000,000 was to be invested at $1.50 per share on or before February 5, 2002. Prior to this transaction, no single shareholder or shareholder group owned more than 10% of the Registrant's issued and outstanding common stock. However, this transaction was not completed. The deal was rescinded, and the stock was never issued.

Note 4: Board of Director Changes Subsequently Rescinded.
        ------------------------------------------------
Upon the Registrant's receipt of $300,000 on September 26, 2001, the following changes in the Board of Directors and officers of the Registrant
were effected.   Under terms of the Subscription Agreement, in addition to
Directors Thomas W. Itin and H. Samuel Greenawalt, Jack Wen and George Burmann of the Wen Group were elected to serve as Directors and, additionally, Jack Wen was elected Chairman of the Board, Chief Executive Officer and President and Don Johnson of the Wen Group was elected Treasurer and Chief Financial Officer.

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

Note 5:  Footnote: Note payable related party.
         ------------------------------------
The Registrant has a $ 27,000 Note Payable to Dearborn Wheel Inc. The interest on the note is 10% per annum. The note is due on March 06, 2002.

Note 6:  Footnote: Note payable.
         ----------------------
The Registrant has a $ 30,000 Note Payable to Yueh Yun Chang with no interest. The principal with no interest is due on Jun 12, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition / Results of Operations
         ---------------------------------------------------------------------
Material Changes in Financial Condition:
-----------------------------------------
The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under the credit line.

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

Material Changes in Results of Operations:
-----------------------------------------
The Registrant interest expenses were $ 223 and $ 58,742 for the quarter ended Dec. 2001 and 2000 respectively. The change is due to the payment of Company's demand loan to a bank, therefore, there was no interest expense paid for the quarter ended Sep. 2001.

The Registrant recorded general and administrative expenses of $ 2,064 for this quarter ended Dec. 2001 compare to general and administrative expenses of $ 4,125 the quarter ended Dec. 2000. This change is due to the decrease in company's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.
The Registrant recorded an unrealized Gain on investments of $146,841 for the second quarter ended Dec 31, 2001 compared to a loss of $1,365,426 for the second quarter ended Dec 31, 2000. This is mainly due to the changes in investment portfolio and fair market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc.

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings
               None

Item 2.    Changes in Securities
               None.

Item 3.   Defaults Upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders
               None

Item 5.  Other Information
         -----------------
In early November of 2001, the Wen Group informed Registrant that the second and third payments under the Subscription Agreement would not be forthcoming and the Registrant accepted that conclusion. On November 26, 2001, a Settlement Agreement was signed by the Registrant, Jack Wen, and the investment group that Jack Wen represented to vacate the Subscription Agreement signed on September 14, 2001. In a Settlement Agreement signed and put into effect by Registrant and the Wen Group, funds paid in by the Wen Group were returned less any expenses incurred by the Registrant and less the $240,000 investment into the PRC company, TIDE. The common stock that was part of the September 14, 2001 Subscription Agreement was not issued. The September 14, 2001 Subscription Agreement was rescinded. A payment of $30,000 less expenses of $2,174.50 of the Registrant was returned to the Wen Group and a note for the remaining $30,000 was executed by the Registrant subject to certain conditions.

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


Item 6.   Exhibits and Reports on Form 8-K
          A) Exhibits

             1. Settlement Agreement with Jack Wen and the investment
                group.
             2. Mutual General Release between Registrant and Jack Wen and the investment group.
          B) Form 8-K

              None

                             Enercorp, Inc.

                              Form 10-QSB

              For the Second Quarter Ended December 31, 2001

                             Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Enercorp, Inc.

                             ---------------
                              (Registrant)


                                     By:/s/  Thomas W. Itin
                                         ------------------
                                         Thomas W. Itin
                                          President

Date:  October 8, 2002

Exhibits:   A. 1.
            -------
November 26, 2001

Messrs. Jack Wen and Don Johnson

Re:	Proposed Settlement Agreement - Enercorp, Inc. Interests

Dear Jack and Don:

Enercorp, Inc. ("Enercorp") and Jack Wen, individually and in behalf of, and with authority to represent a group of qualified investors in Enercorp (Jack Wen and said Investors, collectively the "Wen Group"), hereby confirm settlement of all disputes between Enercorp and the Investors upon the terms hereafter described, as agreed to verbally on November 23-24, 2001, by authorized agents of the two groups, specifically Jack Wen and Thomas W. Itin, and this Agreement is entered into in consideration of the mutual promises and covenants contained herein.

Enercorp shall pay to the Investors a total of $60,000, $30,000 less out-of-pocket expense in the amount of $2,174.50, which Enercorp has reimbursed to the Investor and Johnson and Burmann upon acceptance and execution of this Agreement in six months from execution and delivery of this Agreement, a second check in amount of $30,000, which amount shall be incorporated in an unsecured promissory note delivered coincident with payment of the first $30,000.

Upon execution of this agreement by Enercorp and the Investors, and payment by Enercorp to the Investors of the initial $30,000, and forwarding to the Investors of a promissory note payable six months after execution of this Agreement, date of completion of the last of these requirements being the Effective Date of this Agreement Enercorp agrees to and is bound by the following:
(1) to a rescission of the September 18, 2001 Agreement
(2) to complete the 10-Q and 8-K filings of Enercorp with the full assistance of Wen and Johnson
(3) to issue a press release regarding Enercorp, but not referring to reasons for rescission of the September 18, 2001 Agreement (except as required by law).
(4) to sign a mutual release
(5) to assign and convey to the Investors all of Enercorp's rights and interests in TIDE

The Investors agree and are bound to the following:
(a) to waive any claim for past, present and future salaries
(b) to return all Enercorp records held
(c) that no shares of Enercorp shall be allocated or issued to the Investors

(d) to forward resignations effective immediately, of Jack Wen as Chairman, CEO, COO, President, and Director and any other offices he may have held; of Don Johnson as CFO and any other offices he may have held; Paul Feng as Vice President of Marketing and any other offices he may have held; and of George Burmann as Director and any other offices he may have held.
(e) to execute a mutual release of all claims
(f) to terminate any existing lease and not enter into any additional lease in name of Enercorp
(g) to close any bank accounts in California or elsewhere entered into for Enercorp
(h) to terminate any lease and telephone account, at no cost to Enercorp
(i) return the Enercorp offices to Michigan

Third Party Escrow, Enercorp agrees to establish a 3rd party to act as escrow for this transaction, and agrees to sign the mutual release, forward a certified or cashiers check for $30,000 less expenses of $2,174.50, and a promissory note for $30,000 payable in six months. The acting escrow agent for this transaction will be instructed to release the check, the promissory note, and the signed mutual release to Jack Wen. The check and the promissory note should be made out to Yueh Yun Chang.

The escrow  agent to handle this transaction will be

Mary M. Maikoetter, Attorney at Law
609 East Speer Blvd, 3rd Floor
Denver, Colorado, 80203

Counterparts - this agreement may be executed in any number of counterparts, each of which shall be termed an original.

Facsimile Execution - The signatures on this Agreement, as well as any other documents under this Agreement, may be delivered by facsimile in lieu of an original signature, and the parties agree to treat the facsimile signatures as original signatures and agree to be bound by this provision.

Governing Law. This Agreement shall be governed and enforced in accordance with laws of Colorado.

The parties have executed this Settlement Agreement on ______ day of November.


WITNESSETH:

__________________________              By:   /s/  Jack Wen
                                         ------------------------
                                            Jack Wen, Individually


-----------------------------           By:    /s/   Jack Wen
                                           ----------------------
                                         Jack Wen, Agent for Investor Group


                                         ENERCORP, INC.


----------------------------------       By:  /w/ Thomas W. Itin
                                             ---------------------------

        Exhibit A. 2
        ------------
MUTUAL GENERAL RELEASE
----------------------
This Mutual General Release (the "Release") is made between Jack Wen, together with a group of qualified investors in Enercorp, Inc. represented by Jack Wen, who is fully qualified and duly authorized to represent said investors, the said group, with Jack Wen, being collectively hereunder identified as "the Wen Group," and Enercorp, Inc. and its directors, officers, employees, agents, attorneys, representatives, predecessors, successors, affiliates, parents, subsidiaries, and assigns (collectively herein referred to as the "Enercorp"). This Release is executed and delivered by the parties in implementation of the Settlement Agreement of November 26, 2001, between and among the parties.

1. The Wen Group and Enercorp, in consideration of the Settlement Agreement between and among them dated November 26, 2001, and by reason of the consideration thereunder provided by the respective parties do hereby fully and finally release, remise, acquit each of the other parties, and said parties' heirs, executors, administrators, personal representatives, affiliates, agents, successors and assigns from any and all claims, debts, demands, assessments, actions or causes of action, choses in action, obligations, liabilities and damages of every kind and nature whatsoever in law or in equity, direct or indirect, asserted or unasserted presently known or unknown, arising under the September 18, 2001 Subscription Agreement between the parties. The parties hereby acknowledge that this release is intended as a full, final and complete release, settlement and satisfaction of any and all claims arising from or related to the September 18, 2001 Agreement between the parties.
2. Each party agrees not to denigrate, ridicule or make any derogatory, disparaging or defamatory statement or opinions concerning each of the other parties and said parties' heirs, executors, administrators, personal representatives, affiliates, agents, successors and assigns.
3. This Release and all questions as to its validity, meaning, application, binding effect or enforceability shall be governed by the laws of the State of Colorado without regard to its conflicts of law provisions.
   The parties acknowledge and agree that this Release shall not be construed more favorably in favor of one party than the other based upon which party drafted the Release, it being acknowledged that all parties contributed substantially to the negotiation of this Release.
4. Each of the parties hereto declares that prior to the execution of this Release he or it apprised himself or itself of sufficient relevant data to intelligently exercise judgment in participating in the drafting or, deciding the contents of, and determining whether to execute this Release. Each party hereto declares that the decision to execute this Release is not predicated on or influenced by any declarations, warranties, or representations of the other party or any predecessors in interest, successors, assigns, officers, directors, attorneys, employees or agents of any of the other party hereto, except as expressly set forth herein. Each party hereto states that the contents of this Release have been explained to him or it by his or its respective counsel and that this Release is entered into freely and voluntarily upon the advice and with the approval of such counsel. It is further understood and agreed that all of the terms of this Release are contractual and not mere recitals, and each of the parties hereto warrants that he or it understands the terms of this Release and that he or it intends to be bound thereby.
5. This Release may be executed in as many counterparts as may be necessary or convenient, and by the different parties hereto on different counterparts, each of which once so executed shall be deemed an original.
6. Each of the undersigned parties understands and agrees that this Release shall not be changed or amended in any respect except by a writing executed by all of the parties hereto or their authorized representatives.

7. Any determination of invalidity, illegality, or unenforceability of any provision of this Release, determined by a court of competent jurisdiction shall not affect validity, legality, or enforceability of any other provision.
8. Any dispute or claim arising under, out of, in connection with or in relation to this Release, whether the remedy requested is in law or in equity, shall be determined by the federal or state courts, in Colorado, which courts the parties hereto agree shall have jurisdiction to decide and enter final judgment, and which court the parties further agree is proper venue to decide and enter final judgment.
9. Each party affirms it has the authority to enter into and execute this
   Release.
IN WITNESS WHEREOF, the parties hereto have executed this Release the
_____ day of __________, 2001.
WITNESSETH:                           ENERCORP, INC.

                                       /s/    Thomas W. Itin
                                          --------------------------
                                            Thomas W. Itin
                                            Its:  President

                                       /s/  Jack Wen
                                          --------------------------
                                            Jack Wen, Individually


                                      /s/   Jack Wen
                                         ----------------------------
                                            Jack Wen as Agent of the Wen Group