Form 10QSB
period 2002-03-31
ENERCORP INC
filed 2002-10-08
CIK 313116

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                              FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March  31, 2002

                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
    OF 1934

             FOR THE TRANSITION PERIOD FROM              TO

                    Commission File Number: 0-9083

                             Enercorp, Inc.
          (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
---------------------------------                      ----------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                          Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                              48334
---------------------------------                      ----------------------
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

Number of shares of common stock outstanding at  October 01, 2002: 695,897

                               Enercorp, Inc.

        Form 10-QSB Filing for the Third Quarter Ended March 31, 2002

                                  INDEX
                                                                 Page Number
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                          3

           Statements of Assets and Liabilities
           March 31, 2002 (Unaudited) and  June 30, 2001                 3

           Schedule of Investments March 31, 2002( Unaudited)
           And June 30, 2001                                           4-6

           Statements of Operations (Unaudited) for Three and Nine
           Months Ended March 31, 2002 and 2001                         7

           Statements of Cash Flows (Unaudited) for the Nine
           Months Ended March 31, 2002 and 2001                         8

           Notes to Financial Statements                                9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                           11
Item 2.    Changes in Securities                                       11
Item 3.    Defaults Upon Senior Securities                             11
Item 4.    Submission of Matters to a Vote of Security Holders         11
Item 5.    Other Information                                           12
Item 6.    Exhibits and Reports on Form 8-K                            12
           Signature Page                                              13

                             Enercorp, Inc.

Part I.   FINANCIAL INFORMATION
Item 1:   Financial Statements
                                      Enercorp, Inc.
                          Statements of Assets and Liabilities

                                                     March 31,       June 30,
                                               2002(Unaudited)          2001
                                             ---------------       ---------
ASSETS
   Investments, at fair value, cost of $1,231,638
       and $1,231,638 at March 31,
       2002 and June 30, 2001                       $  893,646    $   984,214
   Cash                                                  2,347            342

  Furniture and fixtures, net of accumulated
       depreciation of $12,203 and 11,503 at
       March 31, 2002 and June 30, 2001 respectively       233            933

  Other assets                                               0              0
                                                   -----------        -------
                                                    $  896,226      $ 985,489
                                                   ===========      =========
LIABILITIES AND NET ASSETS
Liabilities
Note payable related party                           $  27,000         $    0
    Note payable - Wen                                  30,000              0
    Accounts payable and accrued liabilities            16,309         44,634
    Accrued management fees                             12,500         10,000
    Deferred tax liability                                   0              0
                                                    ---------        --------
                                                        85,809         54,634
                                                    ----------       --------
Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at March 31, 2002 and
      June 30, 2001 respectively                     1,888,251      1,888,251

   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and outstanding          0              0

   Accumulated deficit                                (739,672)      (709,802)

   Unrealized net loss on investments, net of
      deferred income taxes at March 31, 2002
      and June 30, 2001 respectively
                                                     (338,162)       (247,594)
                                                    ---------        --------
                                                      810,417         930,855
                                                    ---------        --------
                                                    $ 896,226     $   985,489
                                                   ==========     ===========

                       See notes to financial statement

Enercorp, Inc.
                              Schedule of Investments
                               March 31, 2002( Unaudited)

Affiliated    Description  Expir.               No. of    Share    Cost
Fair Mkt                 Net Fair
Companies     of Business  Date   Restrictions  Shares    Price    Equity
Value       Discount     Market Value

Common Stocks-Public Market Method of Valuation
-----------------------------------------------
CompuSonics Video
 Corp         Digital Video
              Product & Web                       1,751    0.021
       37                         37
              Site Dev.                      10,000,000    0.021    106,477
  210,000   (100,000)        110,000

Ajay Sports,  Golf & Casual                     294,118   0.020     600,000
    5,882                      5,882
              Furniture
              Manufacturer                       16,667   0.020      37,500
      333                        333

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                       2,000   0.020      20,000
       40                         40
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of       a & b           7,450             195,000
  447,000    (44,700)        402,300
Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of        a & b         300,000    2.5      252,000
  750,000   (375,000)        375,000
Inc.          Golf Equipment

           Subtotal                                              $1,210,977
1,413,292   (519,700)        893,592

Warrants and Stock Options-Board Appraisal Method of Valuation
==============================================================
CompuSonics   Digital Video
Video         Product
Corporation                                     300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04  b          25,000
                           05/03/05  b          25,000
                           09/13/06  b          50,000
                           03/12/06  b          50,000
                           10/02/08  b          50,000

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                                  300    .18        1,500
       54                        54
Proconnextions, Inc.-Sports Memor'blia  a       191,610               19,161
        -

Total All Companies                                               $1,231,638
$1,413,346   (519,700)      893,646


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

                           See notes to financial statements

                                 Enercorp, Inc.
                              Statements of Operations
(Unaudited)
                                        For Three         For Nine
                                        Months ended      Months ended,
                                        March. 31,        March. 31,
                                       2002        2001       2002      2001
                                 ----------   ---------  ---------  --------
REVENUES
   Interest Income from related
      Entities                  $       0    $       0   $     0  $    1,640
   Net realized gain on sale of
      Investments                       0    1,465,720         0   1,474,184
   Miscellaneous income                 0            0     3,875           0
                                 --------   ----------   -------   ----------
                                        0    1,465,720     3,875   1,475,824
                                 --------    ---------   -------   ---------
EXPENSES
   Salaries - officer                   0       78,500         0      79,500
   Legal, accounting and other
       Professional fees            1,627        3,350     6,260      10,762
   Management fees related party    7,500                 22,500
   Interest expense - other           666       49,046       939     165,297
  Bad debt expense                     0         9,355         0      10,825
  Other general and administrative
      expenses                        338        9,140     4,047      17,519
                                ---------   ----------   -------   ---------
                                   10,131      149,392    33,746     283,903
                                ---------   ----------   -------   ---------
   Net gain (loss) from operations
      before taxes                (10,131)   1,316,328   (29,871)  1,191,920
   Income taxes                         0     (447,552)        0    (405,593)
                                ---------   ----------   -------  ----------
   Net gain (loss) from operations
          after taxes             (10,131)     868,776   (29,871)    786,327
                                ---------   ----------  --------   ---------
   Net unrealized gain (loss) on
       Investments before Taxes   (139,718)    141,737   (90,568)    141,737
   Income taxes                          0     (48,191)        0     (48,191)
                                  --------   ---------   -------    --------
   Net unrealized gain (loss) on
       investment after taxes     (139,718)     93,546   (90,568)     93,546
                                  --------   ---------   -------   ---------
   Increase (decrease) in net
     assets resulting from
     operations               $   (149,849)  $ 962,322 $(120,439)  $ 879,873
                              ============  ==========  ========   =========
   Increase (decrease) in net
       assets per share       $      (0.22)  $    1.38 $   (0.17)  $    1.26
                               ===========   ========= =========   =========

                      See notes to financial statements
                                    7

                                 Enercorp, Inc.
                              Statements of Cash Flow
                                 (Unaudited)
                                                 For the Nine Months
                                                    Ended March 31,
                                                2002                 2001
                                            ----------        -----------
Cash flows from operating activities
Increase (decrease in net assets)           $ (120,439)            $879,873

Adjustments to reconcile net income to
  Net cash provided by operating

  activities:
     Depreciation                                  700                1,402
     Bad debt provision on notes receivable
       and interest net of write offs                0               10,825
     Gain on sale of investments                     0           (1,474,184)
     Unrealized (gain) loss on
         Investments                            90,568             (141,776)
     (Increase) decrease in unrealized
        gain on investments                                       2,158,715
     (Increase) decrease in accounts
        receivable - related party                                   (6,104)
     (Increase) decrease in accounts
        receivable
     (Increase) Decrease in other assets             0                  640
     Increase (Decrease) in accounts payable
       and accrued expenses                    (25,824)             (14,776)
     Increase (Decrease) in deferred taxes           0             (774,728)
                                             ---------          -----------
     Total adjustments                          65,444             (239,947)
                                             ----------         -----------
Net cash (used) by operating activities        (54,995)             639,926
                                             ----------          ----------
Cash flows from investing activities:
     Purchase of investments                          0                    0
     Proceeds from sale of investments                             2,440,484
     Payment from notes receivable                                         0
                                               --------            ---------
Net cash provided (used) by investing
          Activities                                  0            2,440,484
                                               --------           ----------
Cash flows from financing activities:
     Proceeds from notes payables               57,000            (2,328,372)
     Net cash provided by investing
         Activities                                  0                     0
                                              --------            ----------
Net cash provided (used) by financing
      Activities                                57,000            (2,328,372)
                                              --------           -----------
Increase (Decrease) in cash                      2,005               752,038
Cash, beginning of period                          342                23,843
                                              --------           -----------
Cash, end of period                         $    2,347          $    775,881
                                            ==========          ============
Supplemental disclosures of cash
  flow information:
     Interest paid                         $        87             $ 165,297
                                           ===========           ===========
     Taxes paid                            $         0            $        0
                                           ===========           ===========
                       See notes to financial statements

Notes to Financial Statements

Note 1.  Interim Financial Statements
         -----------------------------
The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2001.

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

Upon receipt of the first payment of $300,000 from the Wen Group under the Subscription Agreement, Jack Wen requested that $240,000 be invested in TIDE, a PRC company headquartered in Shanghai. This investment was completed. However, upon the recession the $240,000 investment was returned to the Wen group, therefore the investment in TIDE has not been and is not reflected in financial statements.

Note 5
Footnote: Note payable related party
------------------------------------
The Registrant has a $ 27,000 Note Payable to Dearborn Wheel Inc. The interest on the note is 10% per annum. The note is due on March 06, 2002.

Note 6
Footnote: Note payable
----------------------
The Registrant has a $ 30,000 Note Payable to Yueh Yun Chang with no interest. The principal with no interest is due on Jun 12, 2002.

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

Material Changes in Results of Operations:
------------------------------------------
The Registrant interest expenses were $ 666 and $ 49,046 for the quarter ended March. 2002 and 2001 respectively. The change is due to the payment of Company's demand loan to a bank, therefore, there was no interest expense paid for the quarter ended March. 2002.

The Registrant recorded general and administrative expenses of $ 338 for this quarter ended March. 2002 compare to general and administrative expenses of $ 9,140 the quarter ended March. 2001. This change is due to the decrease in company's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.
 The Registrant recorded an unrealized Loss on investments of $ 139,718 for the third quarter ended March, 2002 compared to a gain of $ 141,737 for the third quarter ended March 31, 2001. This is mainly due to the changes in investment portfolio and fair market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings
           None

Item 2.   Changes in Securities
           None

Item 3.   Defaults Upon Senior Securities
           None

Item 4.   Submission of Matters to a Vote of Security Holders
           None

 Item 5.  Other Information
          ------------------
In early November of 2001, the Wen Group informed Registrant that the second and third payments under the Subscription Agreement would not be forthcoming and the Registrant accepted that conclusion. On November 26, 2001, a Settlement Agreement was signed by the Registrant, Jack Wen, and the investment group that Jack Wen represented to vacate the Subscription Agreement signed on September 14, 2001. In a Settlement Agreement signed and put into effect by Registrant and the Wen Group, funds paid in by the Wen Group were returned less any expenses incurred by the Registrant and less the $240,000 investment into the PRC company, TIDE. The common stock that was part of the September 14, 2001 Subscription Agreement was not issued. The September 14, 2001 Subscription Agreement was rescinded. A payment of $30,000 less expenses of $2,174.50 of the Registrant was returned to the Wen Group and a note for the remaining $30,000 was executed by the Registrant subject to certain conditions.

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


Item 6.   Exhibits and Reports on Form 8-K

          A) Exhibits

              None

          B) Form 8-K

              None

                                  Enercorp, Inc.

                                   Form 10-Q

                    For the Third Quarter Ended March 31, 2002

                                   Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Enercorp, Inc.

                            ------------------------
                                   (Registrant)


                                                By:/s/  Thomas W. Itin
                                                   ----------------------
                                                        Thomas W. Itin
                                                          President

Date: October 8, 2002
                                     13