Form 10-K
period 2002-06-30
ENERCORP INC
filed 2002-12-20
CIK 313116

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-KSB

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 --------           SECURITIES EXCHANGE ACT OF 1934, as amended (the "Act")

                   FOR THE FISCAL YEAR ENDED:     June 30, 2002
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

 -------           SECURITIES ACT OF 1934, as amended

            FOR THE TRANSITION PERIOD FROM  ________TO ________

                         Commission File Number: 0-9083

                              Enercorp, Inc.
           (Exact name of Registrant as specified in its charter)

Colorado                                                            84-0768802
------------------------------              ----------------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                               48334
-------------------------------------          -------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing  requirements for the past 90 days:      Yes   X        No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:    X

As of October 25, 2002 there were 695,897 shares of common stock outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Registrant) held by non-affiliates was approximately $ 75,853.

                               Enercorp, Inc.
            Form 10-K Filing for the Year Ended June 30, 2002

                                   INDEX

                                                                     PAGE

PART I

        Item 1.    Business                                            3
        Item 2.    Properties                                         12
        Item 3.    Legal Proceedings                                  12
        Item 4.    Submission of Matters to a Vote of Security
                   Holders                                            13

PART II

        Item 5.   Market for Registrant's Common Equity and
                  Related Stockholder Matters                         13
        Item 6.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       14
        Item 6A.  Quantitative and Qualitative Disclosure About
                  Market Risk                                         16
        Item 7.   Financial Statements and Supplementary Data         16
        Item 8.   Changes in and Disagreements with Accountants
                  on accounting and Financial Disclosure              16

PART III

        Item  9.   Directors and Executive Officers of the Registrant  16
        Item 10.   Executive Compensation                              18

        Item 11.   Security Ownership of Certain Beneficial Owners
                   and Management                                   19-20
        Item 12.   Certain Relationships and Related Transactions      20

PART IV

        Item 13.   Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 21

SIGNATURES                                                             23

                               Enercorp, Inc.

                                FORM 10-KSB

                                   PART 1
                                ------------

Item 1.    Business

General. Enercorp, Inc. (the "Registrant" or "Company") is a closed-end, non-diversified Investment Company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Registrant was incorporated under the laws of the State of Colorado on June 30, 1978. The Registrant elected to become a business development company under the Investment Company Act on June 30, 1982. A business development company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. The Registrant presently has four investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act, as amended. (See "Regulation-Business Development Companies" below). The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

On March 7,2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, Inc., and on March 12, 2001 the Registrant sold an additional 574,529 shares of Williams Controls, Inc., for a total of 1,652,329 shares, representing all the shares of Williams Controls, Inc. common stock owned by the Registrant at the time of this filing. These shares were acquired by the Registrant in transactions between April 1991and August 1998. The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from a bank with a balance of $2,141,649, plus accrued interest and make certain payments of or toward other debt obligations and payables that the Company had outstanding.

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

In addition to acquiring investment positions in new and developing companies, the Registrant also may occasionally invest in more mature privately and publicly-held companies, some of which may be experiencing financial difficulties, but which, the Registrant believes, have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

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

The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. To date, the Registrant has made investments primarily in new and developing companies the securities of which had no established public market. Most of these companies initially were unable to obtain significant capital on
reasonable terms from conventional sources.   The Registrant endeavors to
assist its investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

The Registrant believes that it will be most likely to succeed in its investment strategies if its investee companies have strong management teams. Generally, the Registrant focuses as much or more on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth, as it does on identifying, selecting and financing investment opportunities based on promising ideas, products or marketing strategies. Consistent with this belief, the Registrant's managerial assistance often is provided in ways designed to build strong, independent management rather than simply providing management services. For example, the Registrant encourages its investee companies to afford their management teams opportunities for meaningful equity participation and assists them in planning means to accomplish this result. The Registrant also assists in arranging financing, provides guaranties from time to time and occasionally provides limited financing to its investee companies to assist management of its investee companies to achieve their goals with limited supervision from the Registrant.

The Registrant has never paid cash dividends nor does it have any present intent to do so. The Registrant's future dividend policy is to make limited in kind distributions to its stockholders of its larger investment positions if and when its Board of Directors deems such distributions appropriate. The Registrant, to date, has not made any distributions of its investment portfolio, nor does it have any immediate plans to do so.

Business development is by nature a high-risk activity that often results in substantial losses. The companies, in which the Registrant invests and will invest, especially in the early stages of an investment but to some extent with established investees, often lack effective management, face operating problems and have incurred substantial losses. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of their management, be managed ineffectively and yet have the potential for substantial growth or for reorganization into separate independent companies.

The Registrant will attempt to reduce the level of its investment risks through one or more of the following factors:

            - carefully investigating potential investees;

            - financing only what it believes to be practical business opportunities, as contrasted to research projects;

            - selecting effective, entrepreneurial management for its investees;

            - providing managerial assistance and support to investees in areas, where the need is apparent;

            - obtaining, alone or with others, actual or working control of its investees;

            - supporting the investees in obtaining necessary financing, and where feasible, arranging major contracts, joint ventures or mergers and acquisitions; and

            - where possible, maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

As a business development company, the Registrant is subject to the provisions of Sections 55 through 65 of the Investment Company Act of 1940, as amended, and certain additional provisions of that Act made applicable to business development companies by Section 59 of that Act. Under these regulations, the Registrant's investment policies are defined and subject to certain limitations. See "Regulation-Business Development Companies." Furthermore, under Section 58 of that Act, the Registrant may not withdraw its election to be so regulated without the consent of a majority of its issued and outstanding voting securities.

The Registrant has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant has in the past, and may continue in the future to invest in assets that are not qualifying assets as defined by
Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2001, and the Registrant does not intend to fall below the 70% requirement as set forth in Section 55of that Act.

The Registrant endeavors to achieve its objectives in accordance with the following general policies:

(1) The Registrant acquires securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.
(2) The Registrant attempts to acquire, if possible and consistent with the Registrant's capital resources, a large or controlling interest in its investees through purchases of equity securities, including warrants, options, and other rights to acquire such securities combined, if appropriate, with debt securities, including demand notes, term loans and guarantees, or debt instruments or preferred stock, convertible into, or with warrants to purchase additional equity securities.
(3) The Registrant may make additional or "follow-on" investments in its investees, when appropriate to sustain the investees or to enhance or protect the Registrant's existing investment.
(4) The Registrant will determine the length of time it will retain its investment by evaluating the facts and circumstances of each investee and the Registrant's relationship with such investee. The Registrant generally will retain its investments for a relatively long period, sometimes as long as many years, with the result that its rate of portfolio turnover is low.

Investments are retained until, in the sole opinion of the Registrant, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value the Registrant sought (or such a market can be readily established) or until the Registrant, in its sole discretion, decides that its investment is not likely to result in future long-term capital appreciation.

At the time of sale of the Registrant's portfolio securities, there may not be a market of sufficient stability to allow the Registrant to sell its entire position, potentially resulting in the Registrant not being able to sell such securities at prevailing market prices or at the prices at which the Registrant may have valued its position in the investee's securities.

Valuation-Policy Guidelines
------------------------------
The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with its approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. The Registrant's largest investee, Williams Controls, Inc., represents over 80% of the total value of the Registrant's investment portfolio and is valued by the public market method, subject to the judgment of its Board of Directors, except for valuing the majority of the warrants held by the Registrant, which are valued under the appraisal method and using the best judgment of its Board of Directors. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board may hold officer or director positions with some of the Company's investee companies. No such positions held by any of the Registrant's Board or Officers exceed 5% of the investee company's issued and outstanding securities.

Valuations assume that, in the ordinary course of its business, the Registrant will eventually sell its position in the public market or may distribute its larger positions to its stockholders. Accordingly, no premiums are placed on investments to reflect the ability of the Registrant to sell block positions or control of companies, either by itself or in conjunction with other investors. In fact, in certain circumstances, the Registrant may have to sell the securities it owns of its investees in the open market at discounts to market prices at the time of sale, due to the large position it may hold relative to the average daily trading volume.

The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors, in its sole discretion, has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress may sometime require changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at a total value. The Company believes that a mixture of valuation methods is often essential to represent a fair value of the Registrant's investment position in any particular investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company. In various instances of valuation, the Board of Directors of the Registrant may modify the valuation methods mentioned below based on the Board's best judgment of any particular situation.

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

An appraisal method value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or to sell, and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: (1) a marketing plan, (2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the particular company. Valuations under the appraisal method are considered to be more subjective than the cost, public market or private market methods.

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

Regulation - Business Development Companies
-------------------------------------------
The following is a summary description of the Investment Company Act of 1940, as amended, as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Act and the rules adopted thereunder by the Securities and Exchange Commission (the "SEC").

The Small Business Investment Incentive Act of 1980 became law on October 21, 1980. This law modified the provisions of the Investment Company Act of 1940, as amended, that are applicable to a company, such as the Registrant, which elects to be treated as a "business development company." The Registrant elected to be treated as a business development company on June 30, 1982. The Registrant may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

A business development company must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list, (2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act of 1940, as amended, is presumed to exist where the business development company, and its affiliates or related parties, own 25% or more of the issued and outstanding voting securities of the investee.

The Investment Company Act of 1940, as amended, prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act of 1940, as amended, limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act of 1940, as amended, also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes that, as of June 30, 2002, that more than 90% of its assets would be considered qualifying assets.

The Registrant is permitted by the Investment Company Act of 1940, as amended, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock, if its asset coverage, as defined in the Investment Company Act of 1940, as amended, is at least 200% after the issuance of the debt or the preferred stock. The Registrant currently has no policy regarding issuing of multiple classes of senior debt or a class of preferred stock.

The Registrant may issue, in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to such persons for the exercise thereof) in connection with an executive compensation plan, if certain conditions are met. These conditions include the authorization of such issuance by a majority of the Registrant's voting securities (as defined below) and the approval by a majority of the independent members of the Board of Directors and by a majority of the Directors who have no financial interest in the transaction. The issuance of options, warrants or rights to Directors who are not also Officers requires the prior approval of the SEC.

As defined in the Investment Company Act of 1940, as amended, the term "majority of the Registrant's outstanding voting securities" means the vote of
(a) 67% or more of the Registrant's common stock present at a meeting, if the holders of more than 50% of the outstanding common stock are present or represented by proxy, or (b) more than 50% of the Registrant's outstanding common stock, whichever is less.

The Registrant may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by the holders of a majority of its voting securities, including a majority of the voting securities held by non-affiliated persons, at its last Annual Meeting or within one year prior to the transaction. In addition, the Registrant may repurchase its Common Stock, subject to the restrictions of the Investment Company Act of 1940, as amended.

In accordance with the Investment Company Act of 1940, as amended, a majority of the members of the Registrant's Board of Directors must not be "interested persons" of the Registrant, as that term is defined in the Investment Company Act of 1940, as amended. Generally, "interested persons" of the Registrant include all affiliated persons of the Registrant and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to the Registrant, any person who has acted as legal counsel to the Registrant within the last two fiscal years, or any broker or dealer, or affiliate or a broker or dealer.

Most of the transactions involving the Registrant and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act of 1940, as amended, prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Registrant's independent Directors and a majority of the Directors having no financial interest in the transactions.
The effect of this Amendment is that the Registrant may engage in certain affiliated transactions that would be prohibited, absent prior SEC approval in the case of investment companies, which are not business development companies. However, transactions involving certain closely affiliated persons of the Registrant, including its Directors, Officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of the Registrant's issued and outstanding Common Stock, (b) any Director, Executive Officer or General Partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Registrant's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Registrant or any company controlled by the Registrant. In accordance with the Investment Company Act of 1940, as amended, a majority of the members of the Registrant's Board of Directors are not interested persons as defined in the Act of 1940, as amended. The Investment Company Act generally does not restrict transactions between the Registrant and its investee companies.

Finally, notwithstanding restrictions imposed under Federal Securities Laws, it is anticipated that the Registrant will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Registrant's ability to distribute, sell or transfer such securities. And as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for such securities. Economic conditions may also make the price and terms of a sale or transfer transactions unattractive.

Other Securities Law Considerations
-----------------------------------
In addition to the above-described provisions of the Investment Company Act of 1940, as amended, there are a number of other provisions of the Federal Securities Laws which affect the Registrant's operations. For example, restrictions imposed by the Federal Securities Laws, in addition to possible contractual provisions, may adversely affect the ability of the Registrant to sell or otherwise to distribute or dispose of its portfolio securities.

Most if not all securities which the Registrant acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act of 1933, as amended. Thus, the Registrant will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or the Registrant is able to rely on an available exemption from such registration requirements. In most cases the Registrant will endeavor to obtain from its investee companies "registration rights," pursuant to which the Registrant will be able to demand that an investee company register the securities owned by the Registrant at the expense of the investee
company.   Even if the investee company bears this expense, however, the registration of any securities owned by the Registrant is likely to be a time-consuming process, and the Registrant always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for such securities.

At times the Registrant will not register portfolio securities for sale but will seek to sell and sometimes seek an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act of 1933, as amended, which, in effect, exempts sales of securities not involving a public distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act of 1933, as amended, are complied with. Among other things, Rule 144 generally requires that securities be sold in "broker transactions," and imposes a one-year holding period prior to any resale of restricted securities.

The Registrant may elect to distribute in-kind securities of investee companies to its stockholders. Prior to any such distribution, the Registrant expects that it will need to file, or cause the issuers of such distributed securities, to file, a registration statement or, in the alternative, an information statement, which when declared effective by the SEC, will permit the distribution of such securities and also permit distributee stockholders of the Registrant to sell such distributed securities.

Federal Income Tax Matters
---------------------------
For federal and state income tax purposes, the Registrant is taxed at regular corporate rates on ordinary income and realized gain. It is not entitled to the special tax treatment available to more regulated investment companies, although the Registrant plans to conduct its affairs, if possible, to minimize
or eliminate federal and state income taxes.   Distributions of cash or
property by the Registrant to its stockholders will be taxable as ordinary income only to the extent that the Registrant has current or accumulated earnings and profits.

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

Future Distributions
----------------------
The Registrant does not currently intend to pay cash dividends. The Registrant's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when the Registrant's Board of Directors deems such distributions appropriate. Because the Registrant does not intend to make cash distributions, stockholders would need to sell securities distributed in-kind, when and if distributed, in order to realize a return on their investment.

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

Managerial Assistance
---------------------
The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act of 1940, as amended, with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the Investment Company Act of 1940, as amended, to make significant managerial assistance available at least with respect to investee companies that the Registrant treated as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Registrant varies depending upon the particular requirements of each investee company.

The Registrant may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Registrant may assist clients in developing and utilizing accounting procedures to record efficiently and accurately, transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Registrant may also seek capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. Where possible, the Registrant may introduce its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Registrant also assists with joint ventures, acquisitions and mergers.

In connection with its managerial assistance, the Registrant may be represented by one or more of its Officers or Directors who are members of the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in, and will frequently be involved in, the planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management. Currently, the Registrant provides managerial assistance to CompuSonics Video Corporation, Williams Controls, Inc. Ajay Sports, Inc. and Pro Golf International, Inc.

Competition
--------------
The Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than the Registrant and have significantly larger net worth, financial and personnel resources than does the Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

Employees
-------------
As of September 30, 2002 the Registrant had no employees.

Item 2.    Properties
           -----------
The Registrant subleases office space from a stockholder of the Registrant. The Registrant occupies an office and shares a common area with such stockholders. The Registrant believes that the lease rate paid for this space represents current market rates. The sublease is on a month-to-month basis.

Item 3.    Legal Proceedings
           ------------------
        None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
        Annual Shareholders Meeting

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
             Matters
           -----------------------------------------------------------------

Market Information
--------------------
From April 11, 1996 through September 17, 1998, the Registrant's common stock was listed for trading on the Nasdaq SmallCap Market under the stock symbol ENCP. In early 1998, Nasdaq implemented new increased standards for continued listing. The Registrant was not able to meet these new standards and Nasdaq delisted the common stock after the close of business on September 17, 1998. Since September 18, 1998, the principal market in which the Registrant's common stock is traded has been the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 30, 2001 through June 30, 2002, are as set forth below. The "OTC" electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                          HIGH BID    LOW BID
                                         ---------    --------
Fiscal 2001 - Quarters Ended:
-----------------------------
September 30, 2000                        $1.25        $1.14
December 31, 2000                         $0.97        $0.88
March 31, 2001                            $0.91        $0.77
June 30, 2001                             $0.77        $0.35

Fiscal 2002-Quarters Ended:
----------------------------

September 30, 2001                        $1.00        $0.65
December 31, 2001                         $0.89        $0.30
March 31, 2002                            $0.30        $0.05
June 30, 2002                             $0.37        $0.10

Holders
-----------
The approximate number of record holders of the Registrant's common stock as of June 30, 2002 was approximately 1,340. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

Dividends
----------
The Registrant has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Recent Sales of Securities.
---------------------------
         None.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

Capital Resources and Liquidity.
-------------------------------
Due to limited working capital, beginning at May 31, 2000, the Registrant executed a promissory note to borrow working capital funds from its President in order to meet its working capital needs and to pay the interest on its outstanding bank loan. As of March 22, 2001, the Note which was made payable to the Registrant's President was $187,000 plus accrued interest of $7,960. Upon the sale of the Williams Controls, Inc. common stock, the full principal of the promissory note plus $2,000 of the $7,960 of accrued interest on the Note were repaid to the Registrants President. The balance due of $5,960 was paid on September 29, 2001.

Currently, the Registrant's investment activity and operations are limited by its limited working capital position. Capital required for the Registrant's investment activities, if available, is expected to be generated from new investments, the sale of portfolio securities or from additional offerings of the Registrant's restricted and legended common stock, of which there can be no assurance of any success in any of those efforts. The ability of the Registrant to liquidate portfolio held securities is dependent on market conditions over which the Registrant has no control. The Registrant had no material commitments for capital expenditures as of June 30, 2001.

On March 7, 2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, Inc., and on March 12, 2001 the Registrant sold an additional 574,529 shares of Williams Controls, Inc., for a total of 1,652,329 shares, representing all the shares of Williams Controls, Inc., common stock owned by the Registrant at the time of this Filing. All of the shares were acquired by the Registrant in transactions between April 1991 and August 1998. The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800.
These proceeds were used to pay off the Company's demand loan payable to a bank with a balance of $2,141,649, plus accrued interest and make payments, of or toward other debt obligations and payables that the Company owed and were outstanding.

Total assets for the fiscal year ending June 30, 2002 were $1,046,965 an aggregate increase of $61,476 from the total assets at June 30, 2001 of $985,489. The changes in total assets at June 30, 2002 versus June 30, 2001 were mainly the result of the change in portfolio value of the Registrant's securities.

Net assets as of June 30, 2002 were $ 954,562 as compared to $929,922 in 2001. The increase in net assets from 2001 to 2002 was due to the change in the value of the Registrant's investment portfolio. For the years ended June 30, 2001, and June 30, 2002, the Company's cash flow was dependent primarily upon cash received from the Wen group, proceeds from the sale of investee shares and advances from the Registrant's bank lines of credit, and loans made to the Company by Officers.

The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities, when, and to the extent, the Board of Directors decides such sales are appropriate or necessary.

One of the Registrant's investees is Ajay Sports, Inc (" Ajay"). Through its operating subsidiaries including Pro Golf, Ajay is a franchisor of retail golf stores. The Registrant's President is a Director and CEO of Ajay, and is Chairman of Pro Golf International, Inc. ("PGI") and ProGolf.com, Inc, two majority owned operating subsidiaries of Ajay.

                                   14
<PAHGE>
One of the Registrant's other current investee is CompuSonics Video Corporation ("CPVD"). The Registrant's president is also chairman of the Board of CPVD. which is in the business of licensing its patented technology related to audio and video analog-to-digital signal compression.

One of the Registrant's other current investee is Pro Golf International, Inc.
(PGI), a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the outstanding stock of Pro Golf of America,
Inc.(PGOA) and a majority of the stock of ProGolf.Com, Inc. (PG.Com).   PGOA
is the franchiser of Pro Golf Discount Retail Stores.

ProGolf. Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf. Com Internet site.

Management of the Registrant devoted time and resources to providing significant managerial assistance to Ajay Sports, Pro Golf International, ProGolf.com and CPVD, in varying degrees, during the fiscal year ended June 30, 2002

Material Changes in Financial Condition:
-----------------------------------------
The Registrant received $300,000 for the sale of 240,000 shares of the Company's common stock, with commitments for future funding in November 2001 of $1,000,000 and in February of 2002 of $2,000,000, as a result of the Subscription Agreement with the Wen Group. As a condition of the Subscription Agreement, $240,000 of the $300,000 was invested, at the request of the Wen Group, in a PRC company, TIDE, headquartered in China, leaving the Registrant with a total of $60,000 cash on hand remaining from the Wen Group's initial investment.

A payment of $ 30,000, less Registrant's expenses of $ 2,174.50 was returned to the Wen Group and a note for the remaining $ 30,000 was executed by the Registrant subject to certain conditions.

On November 26, 2001 a Settlement Agreement was manually executed by the Registrant and the Wen Group. As at September 14, 2001, the Subscription Agreement was rescinded.

There are no specific terms as to how the $30,000 note will be paid or how the Registrant intends to raise the funds for such repayment or how to fund current operations. The Registrant's current plan is to bring in other investors, borrow against collateral or sell a portion of its security holdings.

Results of Operations.
--------------------------
The Company had total revenues of $ 4,455 in this fiscal year ended June 30, 2002 as compared to $1,475,824 in the fiscal year ended June 30, 2001. $1,471,369 decrease in total revenues was principally due to the decrease in the net realized gain on sales of investments.

For the year ended June 30, 2002, the Registrant had a net loss from operations of $(38,092) compared to a net gain from operations of $1,128,112 for the year ended June 30, 2001. This decrease in revenues in 2002 from those achieved in 2001 was principally due to the absence of any sale of investments.

The Registrant recorded an unrealized gain on investments of $ 61,798 for the fiscal year ended June 30, 2002, as compared to a unrealized loss on investments of $(1,353,471) for the fiscal year ended June 30, 2001. The change in the unrealized gain for the years indicated is largely the result of the increase in market value of the common stock of the Registrant's largest investee, CompuSonics Video Corporation, and the disposal of Williams Controls, Inc. stock in fiscal year 2001.

Item 6A.   Quantitative and Qualitative Disclosures About Market Risk

           Not Applicable

Item 7.    Financial Statements and Supplementary Data

           Financial statements and supporting schedules reporting supplementary financial information are attached hereto, made a part hereof, and are listed in Item 13 of Part IV of this Form 10-K.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.

                                   PART III

Item 9.   Directors, Executive Officers and Treasurer of the Registrant

           (a)(b)    Identification of Directors and Executive Officers

                                                        Commencement Date of
                                                        Service as Officer
                                                        and/or
Name                   Position with Company    Age     Director
-----------------------------------------------------------------------------

Thomas W Itin          Chairman of the Board    67       5/1/2001
                       Chief Executive Officer,
                       President, Treasurer
                       & a Director

H. Samuel Greenawalt   Director                 73       6/28/1993

Jeffrey E. Rautio      Director                 41       10/16/2002

Salvatore M.Parlatore  Director                 28       10/16/2002

There were no arrangements or understandings between or among any of the above Officers and Directors pursuant to which any one of such persons was elected to any such office or position. The last two Directors were elected at the last Annual Meeting of the Company Shareholders to serve until their successors are duly elected and qualified.

Robert R. Hebard had resigned as an Officer of the Registrant effective April
30, 2001, and as a Director of the Company, effective May 1, 2001.   There were
no disputes between Mr. Hebard and the Company. Effective May 2, 2001, the Board appointed and elected Thomas W. Itin as a Director, Chairman of the Board, Chief Executive Officer and President. Mr. Itin is a significant stockholder of the Registrant. Mr. Hebard had been a Director of the Company since June 1993.

H. Samuel Greenawalt resigned as a Director of the Registrant, effective October 16, 2002. The Registrant expressed appreciation for his services as Director. Effective October 16, 2002 the Board appointed Salvatore M. Parlatore and Jeffrey E. Radio as Directors of the Registrant.

(c)     Significant Employees
        ----------------------
             Not applicable

(d)     Family Relationships
        --------------------
             None

 (e)     Business Experience
         -------------------
Thomas W. Itin.	Mr. Itin was elected Chairman of the Board and President of
the Company in May of 2001. Mr. Itin has been a Director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams Controls, Inc. from March 1989 until January 2001 and also as President and
Treasurer from June 1993 until January 2001.   He has served as principal or
Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. As an owner of TWI International, Inc., Mr. Itin has served as Chairman of the Board and in various executive offices since he founded that firm in 1967.. TWI International acts as a consultant involving mergers, acquisitions, financial structuring, new ventures and asset management. As an owner of Acrodyne Corporation, Mr. Itin has served in various executive capacities or as a director since he founded that firm in 1962. In April 2001, Mr. Itin became Chief Executive Officer of CompuSonics Video Corp., a publicly held Colorado company. In April 2001 Mr. Itin became Chief Executive Officer of Enercorp, Inc., a publicly held Colorado company.
He holds a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin has served on the Cornell University Council and was Chairman of the Technology Transfer Committee.

H. Samuel Greenawalt has served as a Director of the Registrant since June 28, 1993. Mr. Greenawalt received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1951, and is a 1960 graduate of the University of Wisconsin Banking School. From 1954 to 1958, Mr. Greenawalt was
employed by the investment firm McNaughton-Greenawalt Company.   He began his
career at Michigan National Corporation and affiliates in 1958,working in various commercial lending capacities, beginning at that time. From 1987 to June 1995, Mr. Greenawalt was a Senior Vice President, Business Development, for Michigan National Bank. Mr. Greenawalt retired from Michigan National in June 1995 and is now an independent consultant to that Bank, and is a member of the Board of Directors of Williams Controls, Inc., an investee of the Registrant.

Dr. Rautio, O.D. Optometry, has been a Director of Refractive Services at the Beitman Laser Eye Institute since 2000. He has also been affiliated with WorldWide Tee Time, LLC, since 1998. From 1987-1999, he served as Senior Staff Optometrist at the Henry Ford Hospital and as Team Optometrist for the Detroit Lions, Inc. from 1991-1999. From 1999-2000, he was a Director of Optometry at Oculus Laser Vision Correction & Advanced Vision Centers of Derma Vogue. In 1981, Dr. Rautio completed an A.A.S. degree (Associate in Applied Science) at Ferris State University, Big Rapids-MI and, in May 1986, he was awarded the O.D. degree (Doctor of Optometry) by that university.

Mr. Parlatore was co-founder, Director of Operations and Director of Strategy, from 1997 - 2001 for Nexiv, Inc., a "startup" website, hosting and internet services company. From 1997-1999, he was Senior Project Manager with Webstyles, LLC. Earlier he was retained or employed by Gettys Group, Inc. 1996-1997 as a management consultant, where he specialized in commercial real estate evaluations and renovations nationally, particularly hotel projects. A summer 2002 internship at Whirlpool provided experience as an Associate Brand Manager. A native of Southampton, Long Island, Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada then later earned a BS in Business
Administration in 1996 at Cornell U., Ithaca - NY.   Currently, he is a
candidate for an MBA degree in May 2003 majoring in marketing and information technology at the University of Illinois, Urbana-Champaign.

Mr.Parlatore is the nephew of the wife of the Chairman.

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

Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 2002, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and done so on a timely basis.

Item 10.     Executive Compensation
             -----------------------
Summary Compensation Table
--------------------------
The following table sets forth information regarding compensation paid to the Company's chief executive officer for the three years ending June 30, 2002. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

  Annual Compensation  Awards
                                 Annual Compensation (in dollars) Awards
                                                                  Securities
                                                    Other Annual  Underlying
Name and Principal Position     Year Salary  Bonus  Compensation  Stock Options
-------------------------------------------------------------------------------
Thomas W Itin, President,
Chief Executive Officer &
Treasurer.                      2002   -0-    -0-       -0-             -0-
                                2001   -0-    -0-       -0-             -0-

Robert R. Hebard,               2002   -0-    -0-       -0-             -0-
 Former Director, President,    2001  78,500  -0-       -0-             -0-
 Chief Executive Officer and
Treasurer of Registrant

Option/SAR Grant Table
----------------------
No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2002.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

No stock options were exercised during the fiscal year ended June 30, 2002.

Stock Options for Robert R. Hebard, former President of the Registrant, have expired, based on the Separation Agreement, effective April 30,2001.

Compensation of Directors
---------------------------
The Registrant has an arrangement with its disinterested non-employee Directors to pay them a fee of $500 for each regular and non-scheduled Board meeting attended, either in person or by telephone.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            ---------------------------------------------------------------
Security Ownership of Certain Beneficial Owners and Security Ownership of Management
-------------------------------------------------------------------------
Set forth below is information as to each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's Directors and named Executive Officers, individually, and Executive Officers and Directors as a group, as of September 30, 2002.

                                  Amount and Nature
Name and Address of               of Beneficial
Beneficial Owner                  Ownership Of Class               Percent

Robert R. Hebard                     32,668                          4.7%
2644 Hunter Heights Drive            (1)(2)
W. Bloomfield, MI 48324

H. Samuel Greenawalt                 14,333                          2.1%
2600 W. Big Beaver, Ste. 200
Troy, MI 48084

Thomas W. Itin                       49,149                           7.1%
32751 Middlebelt Road, Suite B       (3)(4)
Farmington Hills, MI 48334

Charles Maginnis                     60,000                           8.6%
P.O. Box 267
Little Switzerland, NC 28749

Dr. Vasant Chheda                    50,000                           7.2%
7 Highland Place
Great Neck, NY  11020

Executive Officers and               43,400                           5.8%
Directors as a group                 (1)(2)
(two persons)

(1) Includes 1,333 shares held in a custodian account under the Uniform Gifts to Minors Act for the benefit of Mr. Hebard's daughter. Mr. Hebard disclaims beneficial ownership of these 1,333 shares in the custodial account.

(2) Does not include 28,443 shares held in trust for Mr. Hebard's minor children.

(3) Based upon information contained in the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission, and includes shares
held personally and through          partnerships or other entities in which
stockholder holds a beneficial interest. Does not include shares held in various trusts for the benefit of Mr. Itin's minor grandchildren.

(4)     Includes the following:

        Company                       Shares       Relationship to Mr. Itin
        -------------------------------------------------------------------
        LBO Capital                   15,341       Chairman &  principal
                                                   stockholder
        TICO                          16,000       Managing Partner
        SICO                           2,667       Partner
        First Equity Corporation       4,875       Spouse is President
        Thomas W. Itin IRA Trust       5,333       Trustee
       IOC, Inc. Profit Sharing Trust  4,933       Trustee
                                                   ----------------
                                      49,149
                                      =======
A change in control of the Company has occurred since April 30, 2001.   On
April 30, 2001, Robert R. Hebard resigned as Director, Chairman of the Board, and from all officer- ship positions in the Company. Effective May 2, 2001 the Board of Directors appointed Thomas W. Itin as a Director, Chairman of the Board, Chief Executive Officer and President. Mr. Itin is a significant stockholder of the Registrant.

Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------
Except as otherwise may be disclosed in this Report, the Registrant does not have any other relationships, nor has it entered into related party transactions with Management or others.

                                  PART IV

Item 13.    Exhibits, Financial Statements Schedules and Reports on Form 8-K
            ----------------------------------------------------------------
(a) The following documents are filed as part of this report immediately following the signature page, or are incorporated by reference

      (1)   Financial Statements

      Independent Auditor's Report                                       F-1
      Statements of Assets and Liabilities, June 30,
       2002 and 2001                                                     F-2
      Schedule of Investments, June 30, 2002 and June 2001        F-3 to F-5
      Statements of Changes in Stockholders' Equity for
       the Years Ended June 30, 2002 and 2001                            F-6
      Statements of Operations for the Years Ended
       June 30, 2002 and 2001                                            F-7
      Statements of Cash Flows for the Years Ended June
       30, 2002  and 2001.                                        F-8 to F-9
      Notes to Financial Statements                             F-10 to F-15

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

                               ENERCORP, INC.
                              ---------------
                               (Registrant)


                                  By  \S\ Thomas W. Itin
                                      ------------------------
                                          Thomas W Itin, President

Date:     December 20, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities specified and on the dates indicated.



Date:     December 12, 2002          \S\ Thomas W Itin
                                       --------------------
                                          Thomas W. Itin, (Principal Executive
                                          Office, Chief Financial Officer


Date:     December 12, 2002          \S\ Jeffrey E.Rautio, Director
                                         -----------------------
                                         Jeffrey E. Rautio, Director


Date:     December 12, 2002       \s\ Salvatore M. Parlatore, Director
                                      --------------------------------
                                      Salvatore M. Parlatore, Directo

                           INDEPENDENT AUDITOR'S REPORT
                           ----------------------------

To the Board of Directors
of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 2002 and 2001, and the related statements of changes in stockholders' equity, operations and cash flows for the years ended June 30, 2002, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2002 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended June 30, 2002, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/    J L Stephan Co., PC
     ----------------------
        J L Stephan Co., PC
        Traverse City, Michigan

October 16, 2002

                                      Enercorp, Inc.
                          Statements of Assets and Liabilities

                                                       June 30,        June 30,
                                                         2002            2001
                                                       --------        --------
ASSETS
   Investments, at fair value, cost of $1,231,638
   at June 30, 2002 and 2001                       $ 1,045,842    $  984,214
   Cash                                                  1,123           342
  Accounts receivable-related party                        -0-           -0-
  Accrued interest receivable                              -0-           -0-
  Notes receivable - related parties                       -0-           -0-
  Furniture and fixtures, net of accumulated
       Depreciation.                                       -0-           933
  Other assets                                             -0-           -0-
                                                     ----------     --------
                                                    $1,046,965    $  985,489
                                                    ===========   ==========
LIABILITIES AND NET ASSETS
Liabilities

    Notes payable                                    $  30,000    $      -0-
    Notes payable-related party                         27,000           -0-
    Accounts payable                                    15,403        44,634
    Accrued management fee-related party                20,000        10,000
    Deferred tax liability                                 -0-           -0-
                                                     ----------    ----------
                                                        92,403        54,634

Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at June 30, 2002 and
      June 30, 2001                                  1,888,251     1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                          -0-           -0-
   Accumulated deficit                                (747,893)     (709,802)
   Other Comprehensive Income	                        (185,796)     (247,594)
                                                     ----------    ----------
                                                       954,562       930,855
                                                     ----------    ----------
                                                  $  1,046,965   $   985,489
                                                   ===========    ==========

                        See notes to financial statements

                               Enercorp, Inc.
                          Schedule of Investments
                               June 30, 2002

Affiliated    Description  Expir.               No. of    Share    Cost
Fair Mkt                 Net Fair
Companies     of Business  Date   Restrictions  Shares    Price    Equity
Value       Discount     Market Value

Common Stocks-Public Market Method of Valuation
-----------------------------------------------
CompuSonics Video
 Corp         Digital Video
              Product & Web                       1,751    0.055
       96                         96
              Site Dev.                      10,000,000    0.055    106,477
  550,000   (165,000)        385,000

Ajay Sports,  Golf & Casual                     294,118   0.01      600,000
    2,941                      2,941
              Furniture
              Manufacturer                       16,667   0.01       37,500
      167                        167

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                       2,000   0.01       20,000
       20                         20
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of       a & b           7,450             195,000
  447,000    (89,400)        357,600
Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of        a & b         300,000    2.5      252,000
  750,000   (450,000)        300,000
Inc.          Golf Equipment
                                                             ------------------
-----------------------------------
           Subtotal                                              $1,210,977
1,750,224   (694,400)      1,045,824

Warrants and Stock Options-Board Appraisal Method of Valuation
==============================================================
CompuSonics   Digital Video
Video         Product
Corporation                                     300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04  b          25,000
                           05/03/05  b          25,000
                           09/13/06  b          50,000
                           03/12/06  b          50,000
                           10/02/08  b          50,000

                                See notes to financial statements

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                                  300    .06        1,500
       18                        18
Proconnextions, Inc.-Sports Memor'blia  a       191,610               19,161
        -                                     ---------------------------------
-------------------------------------

Total All Companies                                               $1,231,638
$1,750,242  (694,400)     1,045,842

===================================

a    No public market for this security
b    Subject to Rule 144

                               See notes to financial statements

Enercorp, Inc.
                              Schedule of Investments
                                   June 30, 2001

Affiliated    Description of               No. of  Share   Cost/  Fair Market
                         Net Fair
Companies     Business       Restrictns    Shares   Price  Equity  Value
Discount     Market Value

Common Stocks-Public Market Method of Valuation
-----------------------------------------------
CompuSonics Video
   Corp      Digital Video
             Product &                     1,751
 28            28
             Web Site Development         10,000,000  0.03  106,477   300,000
(100,000)     200,000

Ajay Sports,  Golf & Casual                294,118    0.02  600,000     5,882
               5,882
Inc.          Furniture Manuf
                                            16,667    0.02   37,500        333
               333

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                   2,000          20,000        500
                500
Inc.          Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of     a & b         7,450         195,000   447,000
(44,700)    402,300
International Retail Golf

ProGolf.com    Web Sales of Golf   b        300,000    2.5   252,000    750,000
(375,000)   375,000
                                                             ------------------
-------------------
             Subtotal                                      1,210,977  1,503,744
(519,700)     984,044

Unaffiliated Companies
-----------------------
Common Stocks-Public Market Method of Valuation
------------------------------------------------
Vior Diagnostics                               300            1,500
     170         170
Proconnextions, Inc.
Sports Memorabilia                         91,610            19,161
                                                            -------------------
----------------------
              Total All Companies                          1,462,977  1,503,744
(519,700)     984,044
                                                           =======================
a No public market for this security
b Subject to Rule 144

                             See notes to financial statements

                                   Enercorp, Inc.
                       Statement of Changes in Stockholders' Equity
                     For the Years Ended June 30, 2002, 2001.
                                                           Retained Earnings
                                                       ---------------------

                          Common  Stock    (Accumulated)   Other Comprehensive
                          Shares  Amount     Deficit)        Income     Total
                          ------  ------    --------      --------     -------

Balance at June 30, 2000  695,897 $1,888,251 $(1,268,084) $1,105,877 $1,726,044

Increase in Common Stock       --         --          --         --        --

Net Gain                       --         --     558,282        --     558,282

Unrealized gain on investments,
  net  of taxes                --         --         --  (1,353,471)(1,353,471)
                          -------  ---------   --------   ---------   ---------
Balance at June 30, 2001  695,897 $1,888,251   $(709,802) $(247,594)  $930,855
                          =======  =========   =========  =========   ========

Increase in Common Stock      --          --         --          --         --

Net Loss                      --          --     (38,092)        --    (38,092)

Unrealized Gain on Investments,
net of taxes                  --          --         --      61,798     61,798
                           -------    -----------  ---------  --------- -------
Balance at June 30, 2002  695,897 $1,888,251   $(747,893) $(185,796)  $954,562
                         ========  =========   =========   =========   =======

See notes to financial statements

                                  Enercorp, Inc.
                              Statements of Operations

                                            For the Years ended June 30,
                                             ---------------------------
                                                 2002         2001
                                                -----        -----
REVENUES
   Interest Income                            $  -0-        $    6
   Interest income from related entities         -0-         1,634
   Consulting fees from related companies        -0-           -0-
   Net realized gain on sale of investments      -0-     1,474,184
   Divided income form affiliated company        -0-           -0-
   Miscellaneous income                        4,455           -0-
                                             ---------   ---------
                                               4,455     1,475,824
EXPENSES
   Salaries - officer                            -0-        78,500
   Bonus expense - officer                       -0-           -0-
   Directors' fees                               -0-         2,000
   Staff salaries                                -0-        15,355
   Legal, accounting and other professional
         Fees                                   7,392       29,224
   Management fees                             30,000
   Interest expense - other                     1,612      173,773
   Bad debt expense                               -0-       28,673
   Other general and administrative expenses    3,543       20,187
                                              -------    ---------
                                               42,547      347,712
                                              -------    ---------
   Net gain (loss) from operations
      before taxes                            (38,092)   1,128,112
   Income taxes                                           (569,830)
                                            ----------   ---------
   Net gain (loss) from operations
          after taxes                         (38,092)     558,282
                                             --------     --------
   Net unrealized gain (loss) on investments before
            Taxes                              61,798   (1,353,471)
   Income taxes
                                            ---------  -------------
   Net unrealized gain (loss) on
       investment after taxes                  61,798   (1,353,471)
                                            --------   -------------
   Increase (decrease) in net assets
       resulting from operations             $ 23,706    $(795,189)
                                          ===========    ==========
   Increase (decrease) in net assets
     per share                                 $ 0.03      $ (1.14)
                                          ============     ========

                             See notes to financial statements

                                  Enercorp, Inc.
                              Statements of Cash Flow

                                         For the Years Ended June 30,
                                                  2002         2001
                                                  -----     ------
Cash flows from operating activities:
     Increase (decrease in net assets         $23,706     $ (795,189)

Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                                935           1,870
     Bad debt provision on notes receivable
       and interest net of write offs            -0-           3,086
     Stock received for consulting services      -0-             -0-
     Gain on sale of investments                 -0-       1,474,189
     (Gain) Loss on sale of fixed assets         -0-             -0-
     Unrealized (gain) loss on
         Investments                         (61,798)     (1,353,471)
     (Increase) in accounts receivable -
          related party                          -0-          17,848
     (Increase) in interest receivable           -0-           6,105
     (Increase) Decrease in other assets         -0-           1,318
      Increase (Decrease) in accounts payable
      and accrued expenses                   (19,061)         29,507
     Increase (Decrease) in accrued salaries     -0-             -0-
     Increase (Decrease) in deferred taxes       -0-             -0-
                                            --------       ---------
     Total adjustments                       (79,925)        180,447
                                           ---------       --------
Net cash (used) by operating activities      (56,219)       (614,742)
                                           ---------       ---------

Cash flows from investing activities:
     Purchase of investments                     -0-        (120,713)
     Sale of investments                         -0-       2,889,601
     Payments received on note receivable        -0-             -0-
     Issuance of notes receivable                -0-             -0-
     Proceeds from sale of fixed assets          -0-             -0-
     Purchase of furniture and fixtures          -0-             -0-
                                            --------         -------
     Net cash provided (used) by investing
          Activities                             -0-       2,768,888


                      See notes to financial statements

                              Enercorp, Inc.
                    Statements of Cash Flow (continued)

                                      For the Years Ended June 30,
                                         --------------------------
                                          2002               2001
                                         -------         ---------

Cash flows from financing activities:
     Proceeds from sale of common stock        -0-             -0-
     Proceeds from notes payable            58,500        (36,000)
     Principal payments of notes
              Payable                       (1,500)     (2,141,649)
                                          ----------    -----------
     Net cash provided by investing
         Activities                         57,000      (2,177,649)
                                          ----------     ---------

Increase (Decrease) in cash                    781         (23,502)

Cash, beginning of period                      342          23,844
                                           ----------    ---------

Cash, end of period                        $  1,123       $    342
                                           ========      =========
Supplemental disclosures of cash flow information:
     Interest paid                        $   -88-     $   173,768
                                         ===========   ===========
     Taxes paid                           $    -0-     $       -0-
                                         ===========  ============


                           See notes to financial statements


                                     F-9
Notes to Financials
-------------------
Note 1:     Summary of Significant Accounting Policies
            ------------------------------------------
            Significant accounting policies are as follows:

a.   Business History
     ----------------
Enercorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado on June 30, 1978. During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940, as amended. This change resulted in the Company becoming a specialized type of investment company. For the years ended June 30, 2001, 2000, and 1999 the Company's cash flows have been dependent primarily upon sale of stock and the proceeds emanating from loans.

b.   Investment Valuation
    -----------------------
The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments (and all other assets) based on recommendations of a Valuation Committee of the Board, comprised of the independent, disinterested Directors of the Company. In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account. These investments are carried at fair value using the following four basic methods of evaluation:

1 Cost - The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts and accrued interest for certain capitalized expenditures made by of the Corporation. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

2 Private market - The private market method uses actual or proposed third party transactions in the investee's securities as a basis for valuation, utilizing actual firm offers, as well as historical transactions, provided that any offer used is seriously considered and well documented by the investee.

3 Public market - The public market method is the preferred method of valuation when there is an established public market for the investee's securities. In determining whether the public market method is sufficiently established for valuation purposes, the corporation is directed to examine the trading volume, the number of shareholders and the number of market makers in the investee's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investee's securities. If the security is restricted, the value is discounted at an appropriate rate.

                                    F-10
4 Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

All portfolio securities valued by the cost, private market and appraisal methods are considered to be restricted as to their disposition. In addition, certain securities valued by the public market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

c.     Statement of Cash Flows
      ------------------------
Consistent with the reporting requirements of a BDC, cash and cash equivalents consist only of demand deposits in banks and cash on hand. Financial statement account categories such as investments and notes receivable, which relate to the Company's activity as a BDC, are included as operating activities in the statement of cash flows.

d.     Furniture and Equipment
      -----------------------
Expenditures for furniture and equipment and for renewals and betterment, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in the results of operations. The provision for depreciation is calculated using the straight-line method over a five or seven year life.

e.     Securities Transactions
       -----------------------
Purchases and sales of securities transactions are accounted for on the trade date, which is the date the securities are purchased or sold. The value of securities sold is reported on the first-in first-out basis for financial statement presentation.

f.     Revenue Recognition
       ----------------------
      Due to the uncertainty of collection, the Company recognizes all types of
consulting fee revenues from portfolio companies as cash is received.   All
other revenues are recognized on the accrual basis.

g.     Net Assets per Share
       --------------------
In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 2002 and June 30, 2001, respectively was $1.37 and $1.34 per share based on 695,897 shares outstanding in 2002 and 2001.

                                    F-ll

Note 2     Investments
           ---------------
Investments consist of holdings of securities in publicly and privately held companies.

Note 3:     Related Party Transactions
            --------------------------
        a      Accounts Receivable- Related Party
               ----------------------------------
In September 1999, the Registrant entered into an arrangement with one of its investees, CompuSonics Video Corporation("CVC") whereby the Registrant would provide managerial assistance to CVC and CVC would pay consulting fees to the Registrant at the rate of $2,000 per month. The Account Receivable balance from CVC was $0 at the end of June 30,2002 and $ 0 for June 30, 2001.

         b.     Notes Receivable - Related Entities
                -----------------------------------
The Company has notes receivable from ProConnextions, Inc., ("PCI"). All of the notes are due on demand. The notes have interest rates of 12% and 10%. There is no collateral for the notes. The Company is a shareholder in PCI. The notes receivable balance, net of allowance for uncollectible note receivable, from PCI was $0 and $0 at June 30, 2002 and 2001, respectively.

         c.     Notes payable -Related Entities
                -------------------------------
1) Note Payable-Dearborn Wheels
   -----------------------------
The Registrant has a $ 27,000 Note Payable to Dearborn Wheels, Inc. The interest on the note is 10% per annum. The note was due on March 06, 2002. The interest expense accrued on this note was $ 1,523.85 on June 30, 2002. There was no interest expense, or principal paid to related party during the fiscal year ending June 30, 2002.

 2) Note Payable- Robert R. Hebard
    ------------------------------
Due to limited working capital, beginning at May 31, 2000, the Company borrowed working capital funds from its former President in order to meet its working capital needs and to pay the interest on the Comerica loan. The note payable bears an interest rate of prime plus .75%, the same rate at which the Company borrows from Comerica. As of June 30, 2002 the note has been repaid in full.

         d.   Accounts Payable-Related Parties
              ---------------------------------
The Company had an Account Payable to Acrodyne, a Company controlled by its President relating to management services. Balance of Accrued Management Fees-Related Party respectively was $ 20,000 and $ 10,000 on June 30, 2002, and June 30, 2001. Management fee expense was respectively $ 30,000 and $ 10,000 during fiscal years ending June 30, 2002 and 2001. The Registrant paid $ 20,000 of management fees to Acrodyne Corporation during fiscal year ending June 30, 2002 and $ 0 during 2001.

Note 4      Note Payable Bank
            ------------------
In July 2000, the Registrant renewed its line of credit from Comerica Bank ("Comerica") under which it may borrow up to $2,250,000 at 3/4% over Comerica's prime lending rate. The collateral for this line of credit is 1,652,329 shares of Williams Controls, Inc. common stock owned by the Registrant and 310,784 shares of the post-split common stock of Ajay Sports, Inc. ("Ajay") owned by the Registrant. On March 7,2001, the Registrant sold 1,077,800 shares of the common stock it held in its largest investee, Williams Controls, Inc. and on March 12, 2001 the Registration sold an additional 574,529 shares of Williams Controls, Inc. common stock, for a total of 652,329 shares, representing all the shares of Williams Controls, Inc. common stock owned by the Registrant at the time of this filing. These shares were acquired by the Registrant in transactions between April 1991 and August 1998. The shares were sold in open market transactions through an unaffiliated broker. Upon settlement of the trades, the Registrant received total net proceeds of approximately $2,424,800. These proceeds were used to pay off the Company's demand loan from a bank with a balance of $2,141,649, plus accrued interest and make payments of or toward other debt obligations and payables that the Company had outstanding.

Note 5    Note payable-Chang
          ------------------
The Registrant has a Note Payable to Yueh Yun Chang (member of the "Wen Group") in the amount of $ 30,000. The note bears no interest. No principal payments on this note have been made during fiscal year ending June 30, 2002.

Note 6:     Income Taxes
            ---------------
The Company adopted, effective July 1, 1992, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

            Income tax expense for the years ended June 30, 2002 and 2001 consisted of:
                                       2002            2001
                                       ----------      -----------
          Current, net of           $   -0-        $    -0-
          benefit of NOL
          carryover
          Deferred                   $  -0-         568,196
                                   ---------        --------
                                    $   -0-      $  568,196

                                    F-13
<PAGA>
The components of the deferred tax asset (liability) at June 30, 2002 and 2001 consist of the following:

                                              6/30/02           6/30/01
                                               -------        ----------
       Unrealized loss/gain on investments   $ 60,000         $   86,500
          Capital loss carryover                  -0-                -0-
          Accrued officer wages                   -0-             (5,500)
          Allowance for notes receivable          -0-                -0-
          Net operating loss carry over       216,000            210,000
          Valuation Allowance                (276,000)          (291,000)
                                         -------------     --------------
                                            $     -0-          $     -0-
                                             =======            ========
          At June 30, 2002 the Company has net operating losses carry forward available to offset future taxable income of approximately $635,000 that expires during various years through June 30, 2014.

Note 7:   Use of Estimates
          -----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 8:   Capital Stock Transactions
          --------------------------
On September 14, 2001, the Registrant entered into a Subscription Agreement with Jack Wen, authorized agent for an investing group of qualified individuals which included Jack Wen ("Wen Group"). Under this Subscription Agreement, on September 26, 2001 upon the first payment, the Wen Group was to purchase 240,000 shares of common stock of the Registrant, representing approximately 26.4% of the Registrant's common stock issued and outstanding following the transaction. These shares were to be purchased for $1.25 per share, the book value at that time, of these with aggregate gross proceeds of $300,000 paid to the Registrant. Under the Subscription Agreement, the Wen Group was committed to make additional equity investments in the Registrant of $3,000,000 for the purchase of 2,000,000 shares at $1.50 per share, with $1,000,000 being invested on or before November 5, 2001 as the second payment; and, in the third payment, $2,000,000,000 was to be invested at $1.50 per share on or before February 5, 2002. Prior to this transaction, no single shareholder or shareholder group owned more than 10% of the Registrant's issued and outstanding common stock. However, this transaction was not completed. The deal was rescinded, and the stock was never issued.

Note 9:   Board of director changes subsequently rescinded.
          ------------------------------------------------
Upon the Registrant's receipt of $300,000 on September 26, 2001, the following changes in the Board of Directors and Officers of the Registrant were effected. Under terms of the Subscription Agreement, in addition to Directors Thomas W. Itin and H. Samuel Greenawalt, Jack Wen and George Burmann of the Wen Group were elected to serve as Directors and, additionally, Jack Wen was elected Chairman of the Board of Directors, Chief Executive Officer and President and Don Johnson of the Wen Group was elected Treasurer and Chief Financial Officer.

Upon receipt of the first payment of $300,000 from the Wen Group under the Subscription Agreement, Jack Wen requested that $240,000 be invested in TIDE, a PRC company headquartered in Shanghai. This investment was completed. However, upon the recission the $240,000 investment was returned to the Wen group, therefore the investment in TIDE has not been accepted or made, and is not reflected in financial statements.

                                       F-14
<PAGA.

Note 10.   Subscription Agreement subsequently rescinded
           ---------------------------------------------
In early November of 2001, the Wen Group informed Registrant that the second and third payments under the Subscription Agreement would not be forthcoming and the Registrant accepted that conclusion. On November 26, 2001, a Settlement Agreement was signed by the Registrant, Jack Wen, and the investment group that Jack Wen represented to vacate the Subscription Agreement signed on September 14, 2001. In a Settlement Agreement signed and put into effect by Registrant and the Wen Group, funds paid in by the Wen Group were returned less any expenses incurred by the Registrant and less the $240,000 investment into the PRC company, TIDE. The common stock that was part of the September 14, 2001 Subscription Agreement was not issued. The September 14, 2001 Subscription Agreement was rescinded. A payment of $30,000, less expenses of $2,174.50 of the Registrant was returned to the Wen Group and a Note for the remaining $30,000 was executed by the Registrant subject to certain conditions.

In a meeting of the Board of Directors of Registrant, it was resolved that the Subscription Agreement of September 14, 2001 be declared null and void, and that a request be submitted for resignations from the Wen Group's officers and directors. Resignations to be requested included Jack Wen as Chairman, Director, President, CEO and COO, Don Johnson as CFO and Treasurer, George Burmann as a Director, and Paul Feng as Vice President of Marketing. Further, during this meeting, Thomas W. Itin was elected to fill offices left vacant, with the exception of Vice President of Marketing, due to resignations by members of the Wen Group.

Note 11.   Contingencies
          ---------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a net operating loss of $38,082 and had cash flows from
operations deficiency of $56,219.   As of June 30, 2002, the Company had a
working capital deficiency of $91,280 and an accumulated deficit of $747,893. The Company earned consulting income of $0, and $0 and interest of $0 and $1,634 during the years ended June 30, 2002 and 2001 and was mainly dependent upon a related party to fund its working capital prior to the current year.
The Company's ability to continue as a going concern is partially dependent on the sale of the Company's investments, borrowing against collateral, and ringing new investors into the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12.   Subsequent Events
           ------------------
As of October 25, 2002 the Market Value of CompuSonics Video stock was $ 0.02 per share. The current market value of this investment was $ 200,000 at October 25, 2002. The net market value of CPVD stock (held by the Registrant) of $140,000 is calculated based on a 30% discount from market value. As of October 25, 2002 the Registrant had an unrealized loss on CPVD investment of $255,000.