Form 10QSB
period 2002-09-30
ENERCORP INC
filed 2003-02-12
CIK 313116

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-QSB


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended September 30, 2002

                                    OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                     Commission File Number: 0-9083

                              Enercorp, Inc.
          (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
--------------------------------                ------------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                               48334
-----------------------------------                        -------------------
(Address of principal executive offices)                             (Zip Code)

                                 (248) 851-5651
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                      Yes  X     No
                                                            ----      -----
Number of shares of common stock outstanding at January 30, 2002 :  695,897

                               Enercorp, Inc.

       Form 10-QSB Filing for the First Quarter Ended September 30, 2002

                                   INDEX
                                  -------
                                                                   Page Number
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements
               Statements of Assets and Liabilities
               September 30, 2002 (Unaudited) and June 30, 2002              3

               Schedule of Investments September 30, 2002 (Unaudited)
               And June 30, 2002                                           4-6

               Statements of Operations (Unaudited) for the Three
               Months Ended September 30, 2002 and 2001                      7

               Statements of Cash Flows (Unaudited) for the Three
               Months Ended September 30, 2002 and 2001                      8

               Notes to Financial Statements                                 9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10-11

Item 3         Controls and Procedures.                                     11


PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                            12
Item 2.        Changes in Securities                                        12
Item 3.        Defaults Upon Senior Securities                              12
Item 4.        Submission of Matters to a Vote of Security Holders          12
Item 5.        Exhibits and Reports on Form 8-K                             12

               Signature Page                                               13

               Certification  pursuant  to 18  USC, Section  1350,  as
               Adopted pursuant to Sections 302 and 906 of the
               Sarbanes-Oxley Act  of  2002                              14-15

                                Enercorp, Inc.
                     Statements of Assets and Liabilities

                                                   September 30        June 30
                                               2002(Unaudited)            2002
                                               --------------      -----------
ASSETS
   Investments, at fair value, cost of $1,231,638
       And $1,231,638 at September 30,
       2002 and June 30,2002                       $  733,576      $1,045,842
   Cash                                                   114           1,123
   Furniture and fixtures, net of accumulated
       depreciation of $11,736 at Sept. 30, 2002
       and 11,736 at June 30, 2002 respectively             0              0

  Other assets                                              0              0
                                                    ---------      ---------
                                                   $  733,690    $ 1,046,965
                                                  ===========    ===========
LIABILITIES AND NET ASSETS
Liabilities
    Note payable-Related Party                      $  27,000        $27,000
    Note payable-Wen Group                             30,000         30,000
    Accounts payable and accrued liabilities           13,527         12,549
    Accounts Payable-Related Party                     61,034         22,853
                                                   ----------     ----------
                                                      131,562         92,403
                                                   ----------     ----------

Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at September 30, 2002 and
      June 30, 2002                                 1,888,251      1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                         -0-            -0-
   Accumulated deficit                               (788,060)      (747,893)
      Unrealized net loss on investments, net of
      deferred income taxes at September 30, and
      June 30, 2002                                  (498,062)      (185,796)
                                                    ----------    -----------
                                                      602,129        954,562
                                                    ---------     ----------
                                                 $    733,690    $ 1,046,965
                                                   ==========    ===========

                      See notes to financial statements

                                  Enercorp, Inc.
                              Schedule of Investments
                              September 30, 2002(Unaudited)

Affiliated    Description  Expir.               No. of    Share    Cost
Fair Mkt                 Net Fair
Companies     of Business  Date   Restrictions  Shares    Price    Equity
Value       Discount     Market Value

Common Stocks-Public Market Method of Valuation
-----------------------------------------------
CompuSonics Video
 Corp         Digital Video
              Product & Web                       1,751    0.01
       18                         18
              Site Dev.                      10,000,000    0.01     106,477
  100,000   (30,000)          70,000

Ajay Sports,  Golf & Casual                     294,118    0.019    600,000
    5,588                      5,588
              Furniture
              Manufacturer                       16,667   0.019      37,500
      317                        317

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                       2,000   0.019      20,000
       38                         38
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of       a & b           7,450             195,000
  447,000    (89,400)        357,600
Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of        a & b         300,000    2.5      252,000
  750,000   (450,000)        300,000
Inc.          Golf Equipment
                                                               --------------
--------------------------------------
           Subtotal                                              $1,210,977
1,302,960   (569,400)        733,560


Warrants and Stock Options-Board Appraisal Method of Valuation
==============================================================
CompuSonics   Digital Video
Video         Product
Corporation                                     300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04  b          25,000
                           05/03/05  b          25,000
                           09/13/06  b          50,000
                           03/12/06  b          50,000
                           10/02/08  b          50,000

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                                  300    .05        1,500
       15                        15
Proconnextions, Inc.-Sports Memor'blia  a       191,610      -       19,161
        -
                                                -----------------------------
-----------------------------------------
Total All Companies                                              $1,231,638
$1,302,975  (569,400)       733,575
                                                              ==============
===================================
a    No public market for this security
b    Subject to Rule 144

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

Common Stocks-Public Market Method of Valuation
------------------------------------------------
CompuSonics Video
   Corp      Digital Video
             Product & Web               1,751                            96
                   96
                                    10,000,000  $0.055   106,477     550,000
 (165,000)    385,000

Ajay Sports,  Golf & Casual            294,118  $0.055   600,000       2,941
                2,941
              Furniture
              Manufacturer              16,667  $0.01     37,500          167
                  167

Preferred Stocks-Public Market Method of Valuation
==================================================
Ajay Sports,  Golf & Casual              2,000            20,000           20
                   20

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of   a & b      7,450           195,000      447,000
  (89,400)    357,600
 Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of     b       300,000   2.5     252,000      750,000
 (450,000)    300,000
Inc.           Golf Equipment
---------------------
           Subtotal                                   $1,210,977    1,750,224
 (694,400)  1,045,824

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                         300             1,500          170
                 170
Proconnextions, Inc.-Sports Memor'blia 191,610            19,161
                                                          --------------------
-----------------------
Total All Companies                                   $1,231,638    $1,750,242 $(694,400) $1,045,842
                                                      =========================
=======================

a  No public market for this security
b  Subject to Rule 144

                           See notes to financial statements

                               Enercorp, Inc.
                         Statements of Operations
                               (Unaudited)

                                                For the three Months ended,
                                             Sept 30,2002        Sept 30,2001
                                           --------------        ------------
REVENUES
   Interest Income                           $   -0-               $      -0-
   Interest income from related entities         -0-                      -0-
   Consulting fees from related companies        -0-                      -0-
   Net realized gain on sale of investments      -0-                      -0-
   Divided income form affiliated company        -0-                      -0-
   Miscellaneous Income                          -0-                    2,175
                                            ---------               ---------
                                                 -0-                    2,175
                                            ---------               ---------
EXPENSES
   Salaries - officer                         30,000                      -0-
   Bonus expense - officer                       -0-                      -0-
   Directors' fees                               -0-                      -0-
   Staff salaries                                -0-                      -0-
   Legal, accounting and other professional
         Fees                                  1,714                    4,202
   Management fees-Related party               7,500                      -0-
   Interest expense - other                      681                       50
   Bad debt expense                              -0-                      -0-
   Other general and administrative expenses     273                      669
                                           ---------               ----------
                                              40,167                    4,921
                                           ---------               ----------
   Net gain (loss) from operations
      before taxes                           (40,167)                  (2,746)
   Income taxes                                  -0-                      -0-
                                           ---------               ----------
   Net gain (loss) from operations
        after taxes                          (40,167)                  (2,746)
                                           ----------              ----------
   Net unrealized gain (loss) on investments
   Before Taxes                             (312,267)                 (97,691)
   Income taxes                                  -0-                      -0-
                                           ----------              ----------
   Net unrealized gain (loss) on
       investment after taxes               (312,267)                 (97,691)
                                           -----------             ----------
   Increase (decrease) in net assets
       resulting from operations           $(352,434)           $    (100,437)
                                           ==========            ============
   Increase (decrease) in net assets
     per share                             $   (0.51)           $       (0.14)
                                           =========            =============

                             See notes to financial statements

                               Enercorp, Inc.
                          Statements of Cash Flows
                                (Unaudited)
                                         For Three Months Ended September 30
                                                       2002             2001
                                                  ---------        ---------
Cash flows from operating activities
Increase (decrease) in net assets                 $(352,434)      $(100,437)
Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                                       -0-             233
     Bad debt provision on notes receivable
       and interest net of write offs                   -0-             -0-
     Gain on sale of investments                        -0-             -0-
     (Gain) Loss on sale of fixed assets                -0-             -0-
     Unrealized (gain) loss on
          Investments                               312,267          97,691
     (Increase) Decrease in other assets                -0-             -0-
      Increase (Decrease) in accounts payable
      and accrued expenses                           39,159           8,987
     Increase (Decrease) in deferred taxes              -0-             -0-
      Total adjustments                             351,426         106,912
                                                -----------     -----------
Net cash (used) by operating activities              (1,009)          6,474
                                                 ----------        --------
Cash flows from investing activities:
     Purchase of investments                            -0-             -0-
                                                 ----------       ---------
Net cash provided (used) by investing
          Activities                                    -0-             -0-
                                               ------------        --------
Cash flows from financing activities:
     Proceeds from notes payable                        -0-           1,500
     Net cash provided by investing activities          -0-             -0-
                                                  ---------        --------
Net cash provided by investing
         Activities                                                   1,500
                                                  --------       ----------
Increase (Decrease) in cash                          (1,009)          7,975
Cash, beginning of period                             1,123             342
                                                  ---------      ----------
Cash, end of period                                 $   114       $   8,317
                                                  =========       =========
Supplemental disclosures of cash flow
  information:
     Interest paid                              $       -0-         $    34
                                                ===========       =========
     Taxes Paid                                 $       -0-      $      -0-
                                                ===========      ===========
                  See notes to financial statements

Notes to Financial Statements

Note 1.  Financial Statements
         --------------------
The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended
June 30, 2002

Note 2: Investments
        -----------
The Registrant holds its principal common stock investments in CompuSonics Video Corporation (10,001,751 shares), Ajay Sports, Inc. (310,785 common and 2,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (7,450 shares), and continues to hold 200,000 warrants in Williams Controls, Inc., which are fully vested at the time of this filing.

Note 3: Capital Stock Transactions
        --------------------------
There was no capital stock transactions during quarter ended September 30,2002.

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

Note 4: Board of Director Changes .
        --------------------------
After the Subscription agreement between the Wen Group and the Registrant was rescinded on November 26, 2001 by a mutual agreement, a request was submitted for resignations from the Wen Group officers and directors. Resignations to be requested included Jack Wen as Chairman, Director, President, CEO and COO, Don Johnson as CFO and Treasurer, George Burmann as Director, and Paul Feng as Vice President of Marketing. Thomas W. Itin was elected to fill offices left vacant, with the exception of Vice President of Marketing, due to resignations by members of the Wen Group.

The new directors, Mr. Salvatore M. Parlatore and Dr. Jeffrey E. Ratio were elected on October 16, 2002. They will serve until their successors be duly elected and qualified.

Note 5: Related Party Transactions.
        ----------------------------
The Registrant has Note Payable to Dearborn Wheels Corporation in which the Chairman' spouse is the president. The note was issued on December 6, 2001 at 10% interest rate per annum, and is renewed on March 6, 2002. The note is due after 180 days. The terms were approved by the independent director.

The Company is accruing $2,500 per month in management fees, due to Acrodyne Corporation, a company in which the President has a majority interest and is also President.

The Company is also accruing $30,000 salary owed to Mr. Itin, CEO as officer salaries.

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

The Registrant's investment value decreased with $ 352,434 for this quarter. This is due to the changes in the value of investments held in CompuSonics Video Corporation and Ajay Sports, Inc.

The Company accrued for this quarter $30,000 in officer salaries owed to the CEO of the company. The Registrant is also accruing $2,500 monthly management fees owed to Acrodyne Corporation. The accrued expenses will be paid as soon as the company has sufficient liquidity resources.

The Registrant is still holding the promissory note of $30,000 to Wen Group. There are no general terms as to how the $30,000 note will be paid or how the Registrant intends to raise the funds for repayment or how to fund current operations. The Registrant's current plan is to bring in other investors, borrow against collateral or sell a portion of its holdings.

Material Changes in Results of Operations:
-----------------------------------------
The Registrant's revenues were $0 and $2,175 for the first quarter ended September 30, 2002 and 2001, respectively. The changes in revenues were mainly due to the lack of operations. There was no sale of investment, no consulting services provided to other parties, no dividend or interest income from other parties for this quarter.

The Registrant interest expenses were $ 681 and $ 50 for the quarter ended Sep. 2002 and 2001 respectively. The change is due to a new note payable to a related party, therefore there is a increase in interest expense for this quarter compared to the previous quarter.

The Registrant's legal and accounting fees decreased from $ 4,202 to $1,714 for this quarter. The change is due to the decrease in legal fees.

The Registrant recorded general and administrative expenses of $ 273 for this quarter ended September 30, 2002 compare to general and administrative expenses of $ 669 the quarter ended September 30, 2001. This change is due to the decrease in company's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Registrant recorded an unrealized Loss on investments of $(312,267) for the first quarter ended September 30, 2002 compared to a loss of $(97,691) for the first quarter ended September 30, 2001. This is mainly due to the changes in the fair market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. Also the Registrant is taking higher discount rates for this quarter for its investment in ProGolf International, ProGolf. Com and CompuSonics Video Corporation. The Board of Directors after careful deliberation decided that the new discount rates are more reasonable and fair. ( See schedule of investment, page 5)

Item 3.    Controls and Procedures.
           -----------------------
a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report Enercorp, Inc. carried out an evaluation, under supervision of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The management concluded that the internal controls and procedures are effective.

b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

            None

Item 2. Changes in Securities
        ----------------------
             None

Item 3. Defaults Upon Senior Securities
        -------------------------------
            None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
             None

Item 5.   Exhibits and Reports on Form 8-K
          --------------------------------
             A)     Exhibits

                    None

             B)     Form 8-K

                    None

                             Enercorp, Inc.

                              Form 10-QSB

                 For the First Quarter Ended September 30, 2002

                            Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Enercorp, Inc.

                            ---------------
                              (Registrant)


                                          By:  /s/Thomas W. Itin
                                               -------------------
                                                  Thomas W. Itin
                                                  President


Date:  February 12, 2003

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Thomas W. Itin, Chief Executive Officer and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report referenced above has been read and reviewed by the Undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

4. Based upon our knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

5. Based upon our knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

6.     We acknowledge that the Chief Executive Officer and Chief Financial
       Officer:

A. are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

C. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

F. have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Thomas W. Itin
    -----------------
Chief  Executive  Officer

/s/ Majlinda Xhuti
    ----------------------
Chief  Financial  Officer

Dated:  February 12, 2003