Form 10QSB
period 2002-12-31
ENERCORP INC
filed 2003-02-28
CIK 313116

UNITED STATES
                    ECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                             FORM 10-QSB


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended December 31, 2002

                                    OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO

                      Commission File Number: 0-9083

                               Enercorp, Inc.
                   ------------------------------
          (Exact name of Registrant as specified in its Charter)

Colorado                                                           84-0768802
----------------------------------                  -------------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                          Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                              48334
---------------------------------                    ------------------------
(Address of principal executive offices)                           (Zip Code)

                               (248) 851-5651
                   ------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No

Number of shares of common stock outstanding at February 18, 2003: 695,897

                               Enercorp, Inc.

Form 10-QSB Filing for the First Quarter Ended December 31, 2002

                                  INDEX
                                                                 Page Number
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Assets and Liabilities
            December 31, 2002 (Unaudited) and June 30, 2002               3

            Schedule of Investments September 30, 2002 (Unaudited)
            And December 31, 2002                                       4-6

            Statements of Operations (Unaudited) for the Three
            and Six Months Ended December 31, 2002 and 2001               7

            Statements of Cash Flows (Unaudited) for the Six
            Months Ended December 31, 2002 and 2001                       8

            Notes to Financial Statements                                 9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

Item 3      Controls and Procedures.                                     11


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            12
Item 2.     Changes in Securities                                        12
Item 3.     Defaults Upon Senior Securities                              12
Item 4.     Submission of Matters to a Vote of Security Holders          12
Item 5.     Exhibits and Reports on Form 8-K                             12

            Signature Page                                               13

            Certification  pursuant  to 18  USC, Section  1350,
            as  adopted pursuant  to Sections  302  and  906  of
            the  Sarbanes-Oxley  Act  of  2002                        14-15

                                Enercorp, Inc.
                     Statements of Assets and Liabilities

                                                 December 31          June 30
                                             2002(Unaudited)             2002
                                            ---------------      -----------
ASSETS
   Investments, at fair value, cost of $1,231,638
       And $1,231,638 at December 31,
       2002 and June 30,2002                          $  736,531    $1,045,842
   Cash                                                      892         1,123

Furniture and fixtures, net of accumulated
       depreciation of $11,736 at Dec. 31, 2002
       and 11,503 at June 30, 2002 respectively                0             0

  Other assets                                                 0             0
                                                     -----------   -----------
                                                      $  737,423   $ 1,046,965
                                                     ===========   ===========
LIABILITIES AND NET ASSETS
Liabilities
    Note payable-Related Party                         $  33,150       $27,000
    Note payable-Wen Group                                30,000        30,000
    Accounts payable and accrued liabilities              17,496        15,403
    Interest Payable-related party                         4,330           -0-
    Accrued management fees-related party                 35,000        20,000
    Accrued salaries payable                              60,000           -0-
                                                       ---------     ---------
                                                         179,976        92,403
                                                       ---------     ---------
Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at December 31, 2002 and
      June 30, 2002                                    1,888,251     1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                            -0-           -0-
   Accumulated deficit                                  (835,697)     (747,893)
      Unrealized net loss on investments, net of
      deferred income taxes at December 31, and
      June 30, 2002                                     (495,107)     (185,796)
                                                      -----------    ----------
                                                         557,447       954,562
                                                      -----------    ----------
                                                      $  737,423   $ 1,046,965
                                                      ==========    ==========

                        See notes to financial statements

                                   Enercorp, Inc.
                              Schedule of Investments
                              December 31, 2002(Unaudited)

Affiliated    Description  Expir.               No. of    Share    Cost
Fair Mkt                 Net Fair
Companies     of Business  Date   Restrictions  Shares    Price    Equity
Value       Discount     Market Value

Common Stocks-Public Market Method of Valuation
-----------------------------------------------
CompuSonics Video
 Corp         Digital Video
              Product & Web                       1,751    0.011
       19                         19
              Site Dev.                      10,000,000    0.011    106,477
  110,000   (33,000)          77,000

Ajay Sports,  Golf & Casual                     294,118    0.006    600,000
    1,765                      1,765
              Furniture
              Manufacturer                       16,667   0.006      37,500
      100                        100

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                       2,000   0.019      20,000
       38                         38
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of       a & b           7,450             195,000
  447,000    (89,400)        357,600
Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of        a & b         300,000    2.5      252,000
  750,000   (450,000)        300,000
Inc.          Golf Equipment
                                                               --------------
--------------------------------------
           Subtotal                                              $1,210,977
1,308,922   (572,400)        736,522


Warrants and Stock Options-Board Appraisal Method of Valuation
==============================================================
CompuSonics   Digital Video
Video         Product
Corporation                                     300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04  b          25,000
                           05/03/05  b          25,000
                           09/13/06  b          50,000
                           03/12/06  b          50,000
                           10/02/08  b          50,000

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                                  300    .03        1,500
       .9                         9
Proconnextions, Inc.-Sports Memor'blia  a       191,610      -       19,161
        -
                                                -----------------------------
-----------------------------------------
Total All Companies                                              $1,231,638
$1,308,931  (572,400)       736,531
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

Common Stocks-Public Market Method of Valuation
------------------------------------------------
CompuSonics Video
   Corp      Digital Video
             Product & Web               1,751                            96
                   96
                                    10,000,000  $0.055   106,477     550,000
 (165,000)    385,000

Ajay Sports,  Golf & Casual            294,118  $0.055   600,000       2,941
                2,941
              Furniture
              Manufacturer              16,667  $0.01     37,500         167
                  167

Preferred Stocks-Public Market Method of Valuation
==================================================
Ajay Sports,  Golf & Casual              2,000            20,000          20
                   20

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of   a & b      7,450           195,000     447,000
  (89,400)    357,600
 Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of     b       300,000   2.5     252,000     750,000
 (450,000)    300,000
Inc.           Golf Equipment
---------------------
           Subtotal                                   $1,210,977   1,750,224
 (694,400)  1,045,824

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                         300             1,500         170
                 170
Proconnextions, Inc.-Sports Memor'blia 191,610            19,161
                                                          -------------------
-----------------------
Total All Companies                                   $1,231,638   $1,750,242
$(694,400) $1,045,842
                                                      ========================
=======================

a  No public market for this security
b  Subject to Rule 144

                           See notes to financial statements

                                 Enercorp, Inc.
                          Statements of Operations
                                  (Unaudited)
                                         For the three Months   For Six Months
                                           Ended Dec. 31          ended Dec.31.
                                           2002      2001       2002     2001
REVENUES
   Miscellaneous Income                    $-0-     $1,700     $-0-     $3,875
                                       --------     -------   ------    -------
                                            -0-      2,175      -0-      3,875
EXPENSES
   Officer salaries                      30,000        -0-   60,000        -0-
   Legal, accounting and other professional
         Fees                             9,118      7,931   10,832      4,633
   Management fees related                7,500      7,500   15,000     15,000
   Interest expense - other                 796        223    1,477        273

   Other general and administrative
       expenses                             222      3,040      495      3,709
                                         ------    -------    -----     ------
                                         47,636     18,694   87,804     23,615
                                         ------    -------   ------     ------
   Net gain (loss) from operations
      before taxes                      (47,636)   (16,994) (87,804)   (19,740
   Income taxes                             -0-        -0-      -0-        -0-
                                        --------   -------  -------    -------
   Net gain (loss) from operations
        after taxes                     (47,636)   (16,994) (87,804)   (19,740)
                                         ------    -------  -------    --------
   Net unrealized gain (loss) on investments
   Before Taxes                           2,956    146,841 (309,311)    49,150
   Income taxes                             -0-        -0-      -0-        -0-
                                        -------   --------  -------    -------
   Net unrealized gain (loss) on
       investment after taxes             2,956    146,841 (309,311)    49,150
                                        -------    -------  --------    ------
   Increase (decrease) in net assets
       resulting from operations       $(44,681)  $129,847 (397,116)  $ 29,410
                                       ========   ======== ========   ========
   Increase (decrease) in net assets
     per share                        $   (0.06)     $0.19  $ (0.57)    $ 0.04
                                     ==========    =======  =======    =======

                             See notes to financial statements

                                Enercorp, Inc.
                           Statements of Cash Flows
                                 (Unaudited)
                                         For Six Months Ended December 31
                                                 2002                 2001
                                               ---------         -----------
Cash flows from operating activities
Increase (decrease) in net assets              $(397,116)          $29,410
Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                                    -0-               467
     Bad debt provision on notes receivable
       and interest net of write offs                -0-               -0-
     Gain on sale of investments                     -0-               -0-
     (Gain) Loss on sale of fixed assets             -0-               -0-
     Unrealized (gain) loss on
          Investments                            309,311           (49,150)
     (Increase) Decrease in other assets             -0-               -0-
      Increase (Decrease) in accounts payable
      and accrued expenses                        81,423           (35,609)
     Increase (Decrease) in deferred taxes           -0-               -0-
                                                --------          --------
      Total adjustments                          390,734           (84,292)
                                                --------          --------
Net cash (used) by operating activities           (6,381)          (54,882)
                                                --------          --------
Cash flows from investing activities:
     Purchase of investments                         -0-               -0-
                                                --------          --------
Net cash provided (used) by investing
          Activities                                 -0-               -0-
                                                --------          --------
Cash flows from financing activities:
     Proceeds from notes payable                   6,150            57,000
     Net cash provided by investing activities       -0-               -0-
                                                --------           -------
Net cash provided by investing
         Activities                                                  1,500
                                               ---------          --------
Increase (Decrease) in cash                        (231)             2,118
Cash, beginning of period                         1,123                342
                                               --------           --------
Cash, end of period                             $   892          $   2,460
                                              =========          =========
Supplemental disclosures of cash flow
  information:
     Interest paid                            $     -0-           $    88
                                              =========          ========
     Taxes Paid                             $       -0-        $      -0-
                                            ===========        ==========
                  See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1.  Financial Statements
         --------------------
The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K
Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2002

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

Note 3:  Capital Stock Transactions
         --------------------------
There were no capital stock transactions during quarter ended December 31, 2002.

Note 4:  Board of Director Changes .
         --------------------------
Mr. Salvatore M. Parlatore and Dr. Jeffrey E. Ratio are the new elected directors of Enercorp, Inc. They were elected on October 16, 2002. They will serve until their successors be duly elected and qualified.

Note 5:  Related Party Transactions
         ---------------------------
The Registrant has Note Payable of $33,150 to Dearborn Wheels, Inc. in which the Chairman's daughter is the President. The note was issued on December 6, 2001 at 10% interest rate per annum, and is renewed on December 23,2002. The note is due after 180 days. The terms were approved by the independent directors. Also, as of 12/31/02 balance of interest payable on this note is $4,330.

The Company is accruing $2,500 per month in management fees, due to Acrodyne Corporation a company in which the President has an interest and is also President. As of 12/31/02 balance of accrued fees due to Acrodyne Corporation is $ 35,000.

The Company is also accruing $30,000 salary owed to Mr. Itin, CEO, as officer salaries for this quarter. Balance of accrued salaries at the end of this quarter is $ 60,000.

Note 6:  Note payable Wen Group.
         ----------------------
The Registrant has outstanding the $30,000 promissory note to Wen Group. The note was issued on December 12, 2001 and is not bearing any interest.

Item 2.  Management's Discussion and Analysis of Financial Condition / Results
         ---------------------------------------------------------------------
          of Operations
         --------------
Material Changes in Financial Condition:
---------------------------------------
The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under the credit line.

The only change in the Registrant's financial condition for the six month period ending 12/31/02 is the decrease in investments value. This change is mainly due to decrease in market value of CompuSonics Video Corporation and Ajay Sports, Inc. stock.

Liquidity and Capital Resources.
--------------------------------
The Registrant has outstanding the promissory note of $30,000 to Wen Group. There are no general terms as to how the $30,000 note will be paid or how the Registrant intends to raise the funds for repayment or how to fund current operations. The validity of the Wen Group claim is under review. The Registrant's current plan is to bring in other investors, borrow against collateral or sell a portion of its holdings.

Material Changes in Results of Operations:
-----------------------------------------
The Registrant's revenues were $0 and $1,700 for the quarter ended December 31, 2002 and 2001, respectively. The changes in revenues were mainly due to the lack of operations. There was no sale of investment, no consulting services provided to other parties, no dividend or interest income from other parties for this quarter.


The Company recorded $30,000 of officer salaries for the quarter ended December 2002 compared to officer salaries of $0 for the quarter ended December 31, 2001. Salary is due to Mr. Itin, the CEO of the Company. This change is due to the employment agreement between Mr. Itin and the Company, which was negotiated and approved by the independent directors.


The Registrant's interest expenses were $ 796 and $ 223 for the quarter ended Dec. 2002 and 2001 respectively. The change is due to the increase in principal of a note payable to a related party, therefore there is an increase in interest expense for this quarter compared to the previous quarter.

The Registrant recorded general and administrative expenses of $ 222 for this quarter ended December 31, 2002 compared to general and administrative expenses of $ 3,040 the quarter ended December 31, 2001. This change is due to the decrease in the company's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Registrant recorded an unrealized gain on investments of $ 2,956 for the quarter ended December 31, 2002 compared to a gain of $ 146,841 for the quarter ended December 31, 2001. This is mainly due to the changes in fair market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. The Registrant is also taking higher discount rates for this quarter for its investment in ProGolf International, Inc., ProGolf. Com, Inc. and CompuSonics Video Corporation.
The Board of Directors after careful deliberation decided that the new discount rates are more reasonable and fair. (See schedule of investment, page 5)

The Registrant's revenues were $0 and $3,875 for the six months period ended December 31, 2002 and 2001, respectively. The changes in revenues were mainly due to the lack of operations. There was no sale of investment, no consulting services provided to other parties, no dividend or interest income from other parties for this period.

The Company recorded $60,000 of officer salaries for the six month period ended December 2002 compared to officer salaries of $0 for the six month period ended December 31, 2001. Salary is due to Mr. Itin, the CEO of the Company. This change is due to the employment agreement between Mr. Itin and the Company.

The Registrant's interest expenses were $ 1,477 and $ 273 for the six months period ended Dec. 2002 and 2001 respectively. The change is due to the increase in principal of note payable to a related party, therefore there is a increase in interest expense for this period compared to the previous one.

The Registrant recorded general and administrative expenses of $ 495 for the six months period ended December 31, 2002 compared to general and administrative expenses of $ 3,709 the six month period ended December 31, 2001. This change is due to the decrease in the company's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Registrant recorded an unrealized loss on investments of $ 309,311 for the six month period ended December 31, 2002 compared to a gain of $ 49,150 for the period ended December 31, 2001. This is mainly due to the changes in market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. Also the Registrant is taking higher discount rates for this quarter for its investment in ProGolf International, Inc., ProGolf Com, Inc. and CompuSonics Video Corporation. The Board of Directors after careful deliberation decided that the new discount rates are more reasonable and fair. (See schedule of investment, page 5)


Item 3.    Controls and Procedures.
           -----------------------
a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, Enercorp, Inc. carried out an evaluation under supervision of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. The management concluded that the internal controls and procedures are effective.

b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
            None

Item 2. Changes in Securities
        ---------------------
            None

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

                       For the Quarter Ended December 31, 2002

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.
                              ----------------------
                                  (Registrant)


                                            By:  /s/   Thomas W. Itin
                                                 ----------------------
                                                       Thomas W. Itin
                                                        President


Date:  February 28, 2003

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Thomas W. Itin, Chief Executive Officer and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/ Thomas W. Itin
-----------------------
Chief  Executive  Officer

/s/ Majlinda Xhuti
-----------------------
Chief  Financial  Officer

Dated:  February 28, 2003