Form 10QSB
period 2003-03-31
ENERCORP INC
filed 2003-05-20
CIK 313116

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                  FORM 10-QSB


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2003

                                        OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO

                             Commission File Number: 0-9083

                                    Enercorp, Inc.
                         ---------------------------------
                 (Exact name of Registrant as specified in its Charter)

Colorado                                                            84-0768802
-------------------------------               --------------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                               48334
---------------------------------                     ------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (248) 851-5651
                             ---------------------
                  (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.             Yes  X     No

Number of shares of common stock outstanding at May 05, 2003: 695,897

                                  Enercorp, Inc.

Form 10-QSB Filing for the Third Quarter Ended March 31, 2003

                                          INDEX
                                                                   Page Number
PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Assets and Liabilities
             March 31, 2003 (Unaudited) and June 30, 2002                   3

             Schedule of Investments March 31, 2003 (Unaudited)
              And June 30, 2002                                           4-6

             Statements of Operations (Unaudited) for the Three
              and Nine Months Ended March 31, 2003 and 2002                 7

             Statements of Cash Flows (Unaudited) for the Nine
              Months Ended March 31, 2003 and 2002                          8

             Notes to Financial Statements                                  9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10-12

Item 3       Controls and Procedures.                                      13

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                             13
Item 2.      Changes in Securities                                         13
Item 3.      Defaults Upon Senior Securities                               13
Item 4.      Submission of Matters to a Vote of Security Holders           13
Item 5.      Exhibits and Reports on Form 8-K                              13

             Signature Page                                                14

Certification  pursuant  to 18  USC, Section  1350,  as  adopted pursuant  to Sections  302  and  906  of  the  Sarbanes-Oxley
Act  of  2002                                                           15-16

Enercorp, Inc.
                          Statements of Assets and Liabilities

                                                 March 31            June 30
                                             2003(Unaudited)            2002

ASSETS
   Investments, at fair value, cost of $1,231,638
       And $1,231,638 at March 31,
       2003 and June 30, 2002                         $  974,283    $1,045,842
   Cash                                                    3,257         1,123

Furniture and fixtures, net of accumulated
       depreciation of $12,437 at March 31, 2003
       and 12,437 at June 30, 2002 respectively.               0             0

  Other assets                                                 0             0
                                                        --------   -----------
         Total Assets                                 $  977,540   $ 1,046,965
                                                      ==========   ===========

LIABILITIES AND NET ASSETS
Liabilities
    Note payable-Related Party                         $  39,950       $27,000
    Note payable-Wen Group                                30,000        30,000
    Accounts payable and accrued liabilities              17,312        15,403
    Interest Payable-related party                         5,212           -0-
    Accrued management fees-related party                 42,500        20,000
    Accrued salaries payable                              90,000           -0-
                                                       ---------     ---------
                                                         224,974        92,403
                                                       ---------     ---------
Net assets
      Common stock, no par value:  10,000,000
      shares authorized, 695,897 shares issued
      and outstanding at March 31, 2003 and
      June 30, 2002                                    1,888,251     1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                            -0-           -0-
   Accumulated deficit                                   (878,330)    (747,893)
      Unrealized net loss on investments, net of
      deferred income taxes at March 31,2003 and
      June 30, 2002                                     ( 257,355)    (185,796)
                                                        ---------     --------
                                                          752,566       954,562
                                                        ---------     ---------
                                                     $    977,540   $ 1,046,965
                                                      ===========    ==========

                            See notes to financial statements

                                  Enercorp, Inc.
                              Schedule of Investments
                              March 31, 2003(Unaudited)

Affiliated    Description  Expir.               No. of  Share   Cost
Fair Mkt                       Net Fair
Companies     of Business  Date   Restrictions Shares   Price  Equity
Value          Discount        Market Value

Common Stocks-Public Market Method of Valuation
CompuSonics Video
   Corp      Digital Video
             Product & Web                     1,751    0.045
      79                               79
              Site Dev.                   10,000,000    0.045   106,477
 450,000     (135,000)            315,000

Ajay Sports,  Golf                           294,118    0.005   600,000
   1,471                            1,471

                                              16,667    0.005    37,500
      83                               83

Preferred Stocks-Public Market Method of Valuation
Ajay Sports,  Golf                             2,000    0.019    20,000
      38                               38


Common Stocks-Board Appraisal Method of Valuation
Pro Golf      Franchisor of          a & b     7,450            195,000
 447,000      (89,400)            357,600
Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of           a & b   300,000     2.5    252,000
 750,000     (450,000)            300,000
Inc.          Golf Equipment
                                                             -----------
------------------------------------------
           Subtotal                                          $1,210,977
1,648,671    (674,400)            974,271

Warrants and Stock Options-Board Appraisal Method of Valuation
CompuSonics   Digital Video
Video         Product
Corporation                                 300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04     b     25,000
                           05/03/05     b     25,000
                           09/13/06     b     50,000
                           03/12/06     b     50,000
                           10/02/08     b     50,000



Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics                                 300    .04     1,500
       12                              12
Proconnextions, Inc.-Sports Memor'blia  a     191,610            19,161
        -
                                                            -----------
-----------------------------------------
Total All Companies                                          $1,231,638
$1,648,683   (674,400)           $974,283
                                                            =============
 =========================================

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

Common Stocks-Public Market Method of Valuation
CompuSonics Video
   Corp      Digital Video
             Product & Web                   1,751  $0.055
       96                              96
                                        10,000,000  $0.055     106,477
  550,000      (165,000)       385,000

Ajay Sports,  Golf                         294,118   $0.01     600,000
    2,941                        2,941

                                            16,667  $0.01       37,500
      167                          167

Preferred Stocks-Public Market Method of Valuation
Ajay Sports,  Golf                           2,000              20,000
       20                           20

Common Stocks-Board Appraisal Method of Valuation
Pro Golf      Franchisor of     a & b       7,450              195,000
447,000       (49,400)          357,600
 Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of      b         300,000    2.5       252,000
 750,000     (450,000)          300,000
Inc.           Golf Equipment                             ----------------
---------------------------------------

           Subtotal                                         $1,210,977
1,750,224   (694,400)         1,045,842

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics                            300    0.06         1,500
       18                            18
Proconnextions, Inc.-Sports Memor'blia   191,610                19,161
                                                             -----------
---------------------------------------
Total All Companies                                         $1,231,638
$1,750,242  $(694,400)       $1,045,842
                                                            ==========
=======================================

a  No public market for this security
b  Subject to Rule 144

                           See notes to financial statements

                                Enercorp, Inc.
                          Statements of Operations
                                 (Unaudited)
                                       For the three Months   For Nine Months
                                         Ended March. 31      Ended March.31
                                         2003      2002       2003      2002
                                       -------  --------     --------  -------
REVENUES

   Miscellaneous Income                 $-0-        $-0-       $-0-    $3,875
                                      -------    -------      ------   ------
                                         -0-        -0-         -0-     3,875
EXPENSES
   Officer salaries                   30,000        -0-      90,000       -0-
   Legal, accounting and other professional
         Fees                          4,123      1,627      14,955     6,260
   Management fees related             7,500      7,500      22,500    22,500
   Interest expense - other              882        666       2,359       939

   Other general and administrative
       expenses                          128        338         623     4,047
                                      -------    ------     -------   -------
                                      42,633     10,131     130,437    33,746
                                     --------    ------     -------   -------
   Net gain (loss) from operations
      before taxes                   (42,633)   (10,131)  ( 130,437)  (29,871)
                                     --------   --------  ---------   -------
   Income taxes                          -0-        -0-         -0-       -0-
                                     --------   --------   --------   -------
   Net gain (loss) from operations
        after taxes                  (42,633)   (10,131)   (130,437)  (29,871)
                                     -------    -------    --------   -------
   Net unrealized gain (loss) on investments
   Before Taxes                      237,752   (139,718)    (71,559)  (90,568)
   Income taxes                          -0-        -0-         -0-       -0-
                                     -------   --------    --------   -------
   Net unrealized gain (loss) on
       investment after taxes        237,752   (139,718)    (71,559)  (90,568)
                                    --------   --------    --------   -------
   Increase (decrease) in net assets
       resulting from operations    $195,119  $(149,849)  $(201,996) $(120,439)
                                    ========  =========   =========  =========
   Increase (decrease) in net assets
     per share                        $ 0.28     $(0.22)    $ (0.29)   $ (0.17)
                                     =======    =======     =======   ========
                             See notes to financial statements

                                    Enercorp, Inc.
                             Statements of Cash Flows
                                    (Unaudited)

                                              For Nine Months Ended March 31
                                                   2003              2002
                                                ----------      ---------
Cash flows from operating activities
Increase (decrease) in net assets               $(387,793)       $(120,439)
Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                                     -0-              700
     Bad debt provision on notes receivable
       and interest net of write offs                 -0-              -0-
     Gain on sale of investments                      -0-              -0-
     (Gain) Loss on sale of fixed assets              -0-              -0-
     Unrealized (gain) loss on
          Investments                            257,355            90,568
     (Increase) Decrease in other assets             -0-               -0-
      Increase (Decrease) in accounts payable
      and accrued expenses                       119,621           (25,824)
     Increase (Decrease) in deferred taxes           -0-               -0-
                                               ----------         --------
      Total adjustments                          376,976            65,444
                                               ---------           -------
Net cash (used) by operating activities         (10,816)           (54,995)
                                               ---------          --------
Cash flows from investing activities:
     Purchase of investments                        -0-                -0-
                                               --------           --------
Net cash provided (used) by investing
          Activities                                -0-                -0-
                                               --------          ---------
Cash flows from financing activities:
     Proceeds from notes payable                12,950             57,000
     Net cash provided by investing activities     -0-                -0-
                                              --------            -------
Net cash provided by investing
         Activities                                -0-                -0-
                                              --------           --------
Increase (Decrease) in cash                      2,134              2,006
Cash, beginning of period                        1,123                342
                                             ---------           --------
Cash, end of period                           $  3,257            $ 2,348
                                              ========            =======
Supplemental disclosures of cash flow
  information:
     Interest paid                         $       -0-            $   -0-
                                           ===========          =========
     Taxes Paid                            $       -0-            $   -0-
                                           ===========          =========
                  See notes to financial statements

Notes to Financial Statements
-----------------------------
Note 1.  Financial Statements
         --------------------
The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2002.

Note 2:  Investments
        ------------
The Registrant holds its principal common stock investments in CompuSonics Video Corporation (10,001,751 shares), Ajay Sports, Inc. (310,785 common and 2,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (7,450 shares), and continues to hold 200,000 warrants in Williams Controls, Inc., which are fully vested at the time of this filing.

Note  3: Capital Stock Transactions
         --------------------------
There were no capital stock transactions during quarter ended March 31, 2003.

Note 4:  Relate Party Transactions
         -------------------------
CompuSonics Video Corporation ("CPVD") is one of the largest investees of the Registrant Enercorp, Inc. and also a related party. Thomas W. Itin, Chairman, President and CEO of the Registrant, holds the position of Chairman and CEO in CPVD. Mr. Itin may be deemed a 17% beneficial ownership in CPVD.

Ajay Sports, Inc is a related party with the Registrant Enercorp, Inc. Thomas
W. Itin, Chairman, President, and CEO of the Registrant, holds the position of Chairman in Ajay Sports, Inc. Thomas W. Itin has a controlling interest in Ajay Sports, Inc.

Pro Golf International, Inc ("PGI") is a related party with the Registrant. Enercorp, Inc. Thomas W. Itin Chairman, President, and CEO of the Registrant, holds the position of Chairman and CEO in PGI, a 91% owned subsidiary of Ajay Sports, Inc. Thomas W. Itin has a controlling interest by reason of attribution in Pro Golf International, Inc.

ProGolf.com, Inc is a related party with the Registrant Enercorp, Inc.  Thomas
W. Itin, Chairman, President, and CEO of the Registrant, holds the position of Chairman and CEO in ProGolf.com, Inc, an 85% owned subsidiary of Pro Golf International, Inc. Thomas W. Itin has a controlling interest by reason of attribution in ProGolf.com, Inc.

The Registrant Enercorp, Inc. has a Note Payable of $39,950 to Dearborn Wheels, Inc., of which the Chairman's daughter is the President. The Note was issued on December 6, 2001 at 10% interest rate per annum, and was renewed on December 23, 2002. This Note is due after 180 days. The terms were approved by the independent Directors of the Registrant Enercorp, Inc. As of 03/31/03, balance of interest payable on this Note is $5,212.67.

The Registrant Enercorp, Inc. is accruing $2,500 per month in Management fees due to Acrodyne Corporation, a company in which the Registrant's President has an interest and also serves as President of Acrodyne. As of 03/31/03, balance of accrued fees due to Acrodyne Corporation was $ 42,500.

The Registrant Enercorp, Inc. is also accruing $30,000 salary for this quarter due to Thomas W. Itin, the Registrant's CEO. Balance of accrued salaries at the end of this quarter is $ 90,000.

Member of the Board of Directors of the Registrant Enercorp, Inc., Director Salvatore M. Parlatore is a nephew of the wife of Thomas W. Itin, Chairman,
President and CEO.   This relationship is deemed not to be a blood relationship with Thomas W. Itin.

Note 5:  Note payable Wen Group
         ----------------------

The Registrant has outstanding the $30,000 promissory note to Wen Group. The note was issued on December 12, 2001 and is not bearing any interest. The note is due in full one hundred eighty days from the date of issuance.


Item 2. Management's Discussion and Analysis of Financial Condition/Results of Operations
         -------------------------------------------------------------

Material Changes in Financial Condition:
---------------------------------------
The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under its credit lines.

The only change in the Registrant's financial condition for the nine-month period ending 03/31/03 is the decrease in investments value. This change is mainly due to decrease in market value of the common stock of CompuSonics Video Corporation and Ajay Sports, Inc. The value of CompuSonics Video
Corporation stock has significantly decreased from $0.055 per share in June 30, 2002 to $0.011 per share in December 31, 2002, and subsequently increased to $0.045 per share in March 31, 2003. The primary cause of change in value of the investments of the Registrant is due to the change in value of CompuSonics Video Corporation common stock.

Liquidity and Capital Resources.
-------------------------------

The Registrant has an issued and outstanding promissory note of $30,000 owed to Wen Group. There are no general terms as to how the $30,000 note will be paid or how the Registrant intends to raise the funds for repayment or how to fund current operations. The validity of the Wen Group claim is under review.

Currently the Registrant's liquidity resources are provided from the borrowings from a third party, Dearborn Wheels, Corporation.

The Registrant's current plan includes bringing in other investors, borrowing against collateral or selling a portion of its holdings.

Material Changes in Results of Operations:
-----------------------------------------

Three-month period ended March 31, 2003.
---------------------------------------

The Registrant's revenues were $0 and $0 for the quarter ended March 31, 2003 and 2002, respectively. There was no sale of investment, no consulting services provided to other parties, no dividend or interest income paid or incurred from other parties for this quarter.

The Registrant recorded $30,000 of officer salaries for the quarter ended March 2003 compared to officer salaries of $0 for the quarter ended March 31, 2002. Salary is due to Thomas W. Itin, CEO of the Registrant. This change is due to the employment agreement between the Registrant and Mr. Itin, the terms of which were negotiated and approved by the Registrant's independent Directors.

The Registrant's legal, accounting and other professional fees were $4,123 and $1,627 for the quarter ended March 31, 2003 and 2002, respectively. The change is mainly due to changes in accounting fees, which were significantly low during the quarter ending March 31, 2002. The Registrant filed the quarterly 2002 reports late, so the corresponding auditor's invoices were received in a later period.

The Registrant's interest expenses were $ 882 and $ 666 for the quarter ended March 31, 2003 and 2002 respectively. The change is due to the continuous increase in principal of notes payable to a related party, therefore there is an increase in interest expense for this quarter compared to the previous quarter.

The Registrant recorded general and administrative expenses of $ 128 for this Quarter which ended March 31, 2003 compared to general and administrative expenses of $ 338 for the quarter ended March 31, 2002. This change is due to the decrease in the Registrant's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Registrant recorded an unrealized gain on investments of $ 237,752 for the quarter ended March 31, 2003 compared to a loss of $ 139,718 for the quarter ended March 31, 2002. This gain was mainly due to the changes in fair market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. The Registrant is also taking higher discount rates for this quarter for its investment in Pro Golf International, Inc., ProGolf.com, Inc. and CompuSonics Video Corporation. The Board of Directors, following careful deliberation, determined that the new discount rates are more reasonable and fair. (See schedule of investment, page 5)

Nine-month period ended March 31, 2003.
--------------------------------------

The Registrant's revenues were $0 and $3,875 for the nine months period ended March 31, 2003 and 2002, respectively. There were no sale of investments, no consulting services provided to other parties, no dividend or interest income from other parties for the period ending March 31, 2003. Miscellaneous income recorded for 2002 is reflecting the adjustments made to some overstated liability accounts, which originated from the overstated previously recorded expenses.

The Registrant recorded $90,000 of Officer salaries for the nine-month period ended March 31, 2003 compared to officer salaries of $0 for the nine-month period ended March 31, 2002. Salary is due to Thomas W. Itin, CEO of the Registrant. This change is due to the employment agreement entered into by and between Mr. Itin and the Registrant for the year 2002.

The Registrant's legal, accounting and professional fees were $14,955 and $6,260 for the nine-month period ending March 31, 2003 and 2002, respectively. The change is mainly due to changes in accounting fees, which were low during the nine-month period ending March 31, 2002. The Registrant filed the quarterly 2002 reports late, so the corresponding auditor's invoices were received in a later period.

The Registrant's interest expenses were $ 2,359 and $ 939 for the nine-month period ended March 31, 2003 and 2002 respectively. The change is due to the increase in principal of a note payable to a related party; therefore, there is an increase in interest expense for this period compared to the previous one.

The Registrant recorded general and administrative expenses of $ 623 for the nine-month period ended March 31, 2003 compared to general and administrative expenses of $ 4,047 the nine-month period ended March 31, 2002. This change is due to the decrease in the Registrant's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Registrant recorded an unrealized loss on investments of $ 71,559 for the nine-month period ended March 31, 2003 compared to a loss of $ 90,568 for the period ended March 31, 2002. This difference is mainly due to the changes in market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. Also the Registrant is taking higher discount rates for this quarter for its investment in Pro Golf International, Inc., ProGolf.com, Inc. and CompuSonics Video Corporation. The Board of Directors, after careful deliberation, unanimously determined that the new discount rates are more reasonable and fair. (See schedule of investment, page 5.)

Management's present plan for raising capital is to liquidate some of its holdings, sell privately some restricted preferred or common stock pursuant to the requirements of Rule 144 and/or borrow funds. Monies owed to Dearborn Wheels and Thomas W. Itin are not being paid at this time.

Item 3.    Controls and Procedures.
           ------------------------
a)     Evaluation of Disclosure Controls and Procedures.
       ------------------------------------------------
       Within the 90 days prior to the date of this report, Enercorp, Inc. carried out an evaluation under supervision of the Registrant's Management of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Management concluded that the internal controls and procedures are sufficiently effective.


b)     Changes in Internal Controls
       ----------------------------
       There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

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

                       For the Quarter Ended March 31, 2003

                                 Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Enercorp, Inc.
                               -------------------
                                  (Registrant)


                                               By:  /s/ Thomas W. Itin
                                                  ------------------------
                                                        Thomas W. Itin
                                                        President


Date:  May 20, 2003

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Thomas W. Itin, Chief Executive Officer and Majlinda Xhuti, Chief Financial Officer of the Registrant, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

5. Based upon our knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Registrant as of, and for, the periods presented in the Report.

6.     We acknowledge that the Chief Executive Officer and Chief Financial
       Officer:

       A. are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

       B. have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

       C. have evaluated the effectiveness of the Registrant's disclosure controls and procedures within 90 days of the date of the Report; and

       D. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

       E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Registrant (or persons fulfilling the equivalent function):

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


/s/ Thomas W. Itin
   ----------------------
    Thomas W. Itin
    Chief  Executive  Officer

/s/ Majlinda Xhuti
    ----------------
    Majlinda Xhuti
    Chief  Financial  Officer

Dated:  May 20, 2003