Form 10KSB
period 2003-06-30
ENERCORP INC
filed 2003-10-14
CIK 313116

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-KSB

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------           SECURITIES EXCHANGE ACT OF 1934, as amended (the "Act")

                    FOR THE FISCAL YEAR ENDED:   June 30, 2003
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                   SECURITIES ACT OF 1934, as amended

           FOR THE TRANSITION PERIOD FROM  ________TO ________
                      Commission File Number: 0-9083

                                Enercorp, Inc.
                             ---------------------
              (Exact name of Registrant as specified in its charter)

Colorado                                                            84-0768802
------------------------------------                     ---------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                           Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                               48334
----------------------------------------             -------------------------
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

As of October 1, 2003 there were 695,897 shares of common stock outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Registrant) held by non-affiliates was approximately 69,590.

                                Enercorp, Inc.
                Form 10-K Filing for the Year Ended June 30, 2003

                                  INDEX

                                                                         PAGE

PART I

       Item 1.    Business                                                   3
       Item 2.    Properties                                                12
       Item 3.    Legal Proceedings                                         12
       tem 4.    Submission of Matters to a Vote of Security Holders        12

PART II

       Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters                                     12-13
       Item 6.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      13-14
       Item 6A.Quantitative and Qualitative Disclosure About  Market Risk   16
       Item 7.  Financial Statements and Supplementary Data                 16
       Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         16

PART III

       Item  9.   Directors and Executive Officers of the Registrant        16
       Item 10.   Executive Compensation                                 18-19
       item 11.   Security Ownership of Certain Beneficial Owners
                  and Management                                         19-20
       Item 12.   Certain Relationships and Related Transactions            20

PART IV

       Item 13.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                    21-22

SIGNATURES                                                                  23

                                Enercorp, Inc.

                                 FORM 10-KSB

                                    PART 1


Item 1.    Business
           ------------
General. Enercorp, Inc. (the "Registrant" or "Company") is a closed-end, non-diversified Investment Company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Registrant was incorporated under the laws of the State of Colorado on June 30, 1978. The Registrant elected to become a business development company under the Investment Company Act on June 30, 1982. A business development company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies. The Registrant presently has four investee companies to which it provides management assistance. Business development companies are not subject to the full extent of regulation under the Investment Company Act, as amended. (See "Regulation-Business Development Companies" below). The Registrant is primarily engaged in the business of investing in and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Registrant's investment activity is limited by its working capital. There is no assurance that the Company's objective will be achieved.

Investment Decisions and Policies.
------------------------------------
The Registrant's investment decisions are made by its Management in accordance with policies approved by its Board of Directors. The Registrant is not a registered investment advisor nor does it operate pursuant to a written investment advisory agreement that must be approved periodically by stockholders. The Registrant relies solely upon its Management, particularly its Officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions.

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

The Registrant believes that it will be most likely to succeed in its investment strategies if its investee companies have strong management teams. Generally, the Registrant focuses as much or more on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth, as it does on identifying, selecting and financing investment opportunities based on promising ideas, products or marketing strategies. Consistent with this belief, the Registrant's managerial assistance often is provided in ways designed to build strong, independent management rather than simply providing management services. For example, the Registrant encourages its investee companies to afford their management teams opportunities for meaningful equity participation and assists them in planning means to accomplish this result. The Registrant also assists in arranging financing, provides from time to time guaranties and occasionally provides limited financing of such investee companies in order to assist management of its investee companies to achieve their goals with limited supervision from the Registrant.

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

            - supporting the investees in obtaining necessary financing, and, where feasible, arranging major contracts, joint ventures or mergers and acquisitions; and

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

The Registrant has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. The Registrant has in the past, and may continue in the future to invest in assets that are not qualifying assets as defined by
Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2003, and the Registrant does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

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

Valuation-Policy Guidelines
----------------------------
The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with its approved guidelines. The Registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

There is a range of values, which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses external measures of value such as public markets or significant third-party transactions whenever possible. Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. Certain members of the Company's Board of Directors may hold minor positions in some of the Registrant's investee companies and certain members of the Board of Directors may hold officer or director positions with some of the Company's investee companies.

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

The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors, in its sole discretion, has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress may sometime require changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at a total value. The Company believes that a mixture of valuation methods is often essential to represent a fair value of the Registrant's investment position in any particular investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company. In various instances of valuation, the Board of Directors of the Registrant may modify the valuation methods mentioned below based on the Board of Directors best judgment in any particular situation.

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

The Appraisal Method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the cost method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts, usually 50%, are taken when private companies are appraised by comparing private company to similar public companies. Liquidation value may be used when an investee company is performing substantially below plan and its continuation as an operating entity is in doubt. Under the appraisal method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

An appraisal method value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or to sell, and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: (1) a marketing plan, (2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the ownership in the particular company. Valuations under the appraisal method are considered to be more subjective than the cost, public market or private market methods.

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

The public market method is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, the Registrant examines the trading volumes, the number of stockholders and the number of market makers. Under the public market method, as well as under the other valuation methods, the Registrant may discount investment positions that
are subject to significant legal, contractual or practical restrictions.   When
an investee's securities are valued under the Public Market Method, Common Stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value, subject to management and board discretion, of the underlying common stock. Although the Registrant believes that a public market could be created for the options and warrants of certain of its investees, thereby possibly increasing the value of these rights above their arbitrage value, the Registrant did not reflect this possibility in its valuation.

Regulation - Business Development Companies
-------------------------------------------
The following is a summary description of the Investment Company Act of 1940, as amended, as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Act and the rules promulgated thereunder by the Securities and Exchange Commission (the "SEC").

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

The Investment Company Act of 1940, as amended, prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act of 1940, as amended, limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of this regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt. The Investment Company Act of 1940, as amended, also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets. The Registrant believes as of June 30, 2003, that more than 90% of its assets would be considered qualifying assets.

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

As defined in the Investment Company Act of 1940, as amended, the term "majority of the Registrant's issued and outstanding voting securities" means the vote of (a) 67% or more of the Registrant's issued and outstanding common stock present at a meeting, if the holders of more than 50% of the issued and outstanding common stock are present or represented by proxy, or (b) more than 50% of the Registrant's outstanding common stock, whichever is less.

The Registrant may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by the holders of a majority of its issued and outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, at its last Annual Meeting or within one year prior to the transaction. In addition, the Registrant may repurchase its Common Stock, subject to the restrictions of the Investment Company Act of 1940, as amended.

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

Other Securities Law Considerations
-----------------------------------
In addition to the above-described provisions of the Investment Company Act of 1940, as amended, there are a number of other provisions of the Federal Securities Laws that affect the Registrant's operations. For example, restrictions imposed by the Federal Securities Laws, in addition to possible contractual provisions, may adversely affect the ability of the Registrant to sell or otherwise to distribute or dispose of its portfolio securities.

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

An in-kind distribution will be made only when, in the judgment of the Registrant's Board of Directors, it is in the best interest of the Registrant's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities. Securities of the Registrant's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Registrant may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities. Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of the Registrant's assets. It is possible that the Registrant may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution. The Registrant has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made. To date, no such distributions have been made and the Registrant is not considering doing so, but the Registrant may consider doing so in the future.

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

In connection with its managerial assistance, the Registrant may be represented by one or more of its Officers or Directors who are members of the Board of Directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in, and will frequently be involved in, the planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management. Currently, the Registrant provides managerial assistance to CompuSonics Video Corporation, Ajay Sports, Inc. and Pro Golf International, Inc.

Competition
---------------
The Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than is the Registrant and have significantly larger net worth, financial and personnel resources than does Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

Employees
----------
As of June 30,2003 the Registrant had one employee.

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

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        Annual Shareholders Meeting

                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
         ------------------------------------------------------------------

Market Information
-------------------
From April 11, 1996 through September 17, 1998, the Registrant's common stock was listed for trading on the Nasdaq SmallCap Market under the stock symbol ENCP. In early 1998, Nasdaq implemented new increased standards for continued listing. The Registrant was not able to meet these new standards and Nasdaq delisted the common stock after the close of business on September 17, 1998. Since September 18, 1998, the principal market in which the Registrant's common stock is traded has been the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 30, 2002 through June 30, 2003, are as set forth below. The "OTC" electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                          HIGH BID    LOW BID

Fiscal 2002-Quarters Ended:
September 30, 2001                          $1.00       $0.65
December 31, 2001                           $0.89       $0.30
March 31, 2002                              $0.30       $0.05
June 30, 2002                               $0.37       $0.10

Fiscal 2003 - Quarters Ended:
September 30, 2002                          $0.50       $0.35
December 31, 2002                           $0.12       $0.05
March 31, 2003                              $0.05       $0.05
June 30, 2003                               $0.25       $0.10

Holders
----------
The approximate number of record holders of the Registrant's common stock as of June 30, 2003 was approximately 1,332. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

Dividends
---------
The Registrant has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Recent Sales of Securities.
---------------------------
         None.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ----------------------------------------------------------------

Capital Resources and Liquidity.
-------------------------------
Currently, the Registrant's investment activity and operations are limited by its limited working capital position. Capital required for the Registrant's investment activities, if available, is expected to be generated from new investments, the sale of portfolio securities or from additional offerings of the Registrant's restricted and legended common stock, of which there can be no assurance of any success in any of those efforts. The ability of the Registrant to liquidate portfolio held securities is dependent on market conditions over which the Registrant has no control. The Registrant had no material commitments for capital expenditures as of June 30, 2003.

Total assets for the fiscal year ending June 30, 2003 were $901,262. Net assets as of June 30, 2003 were $640,272.

For the years ended June 30, 2002, and June 30, 2003, the Company's cash flow was dependent primarily upon cash received from the Wen Group and loans made to the Company by related parties.

The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities, when, and to the extent, the Board of Directors decides such sales are appropriate or necessary.

One of the Registrant's investees is Ajay Sports, Inc (" Ajay"). Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Registrant's former President is a Director and CEO of Ajay.

One of the Registrant's other current investee is CompuSonics Video Corporation ("CPVD"). The Registrant's former President is also Chairman of the Board of CPVD, which is in the business of licensing its patented technology related to audio and video analog-to-digital signal compression.

One of the Registrant's other current investee is Pro Golf International, Inc.
(PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the outstanding stock of Pro Golf of America, Inc.
(PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).   PGoA is the
franchiser of Pro Golf Discount Retail Stores. The Registrant's former president is Chairman of Pro Golf International, Inc. ("PGI").

ProGolf. Com, Inc. ("PG.com") is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. PG.com is a majority owned subsidiary of PGI. The Registrant's former president is Chairman of PG.com.

Management of the Registrant devoted time and resources to providing significant managerial assistance to Ajay Sports, Pro Golf International, ProGolf.com and CPVD, in varying degrees, during the fiscal year ended June 30, 2003.

Material Changes in Financial Condition
----------------------------------------
In September 2001, the Registrant received $300,000 for the sale of 240,000 shares of its common stock, with commitments for future funding in November 2001 of $1,000,000 and in February of 2002 of $2,000,000, as a result of the Subscription Agreement with the Wen Group. As a condition of the Subscription Agreement, $240,000 of the $300,000 was invested, at the request of the Wen Group, in a PRC company, TIDE, headquartered in China, leaving the Registrant with a total of $60,000 cash on hand remaining from the Wen Group's initial investment.

A payment of $ 30,000, less Registrant's expenses of $ 2,174.50 was returned to the Wen Group and a Note for the remaining $ 30,000 was executed by the Registrant subject to certain conditions.

On November 26, 2001 a Settlement Agreement was manually executed by the Registrant and the Wen Group. The Settlement Agreement declared the Subscription Agreement null and void. The Subscription Agreement was rescinded.

On June 30, 2003 the total net fair market value of the investments was $900,644 compared to $1,045,842 on June 30, 2002. CompuSonics Video Corporation common stock was trading at $0.037 and $0.055 respectively on June 30, 2003 and 2002. The decrease in fair market value of this investment has mainly caused the decrease of the total asset value for year ended June 30, 2003.
The liabilities increased by $168,588 for this current year, because of the accrued officer salary of $120,000, and the increase in face value of note payable and management fees owed to related parties.
As a result of these changes the total net asset value decreased by $314,300 for the year ended June 30, 2003.

There are no specific terms as to how the $30,000 note payable to Wen Group, the $39,950 note payable to Dearborn Wheels, Inc, the accrued management fees owed to Acrodyne Corporation and accrued salary owed to former President, Mr. Itin, will be paid, or how the Registrant intends to raise the funds for such repayments or how to fund current operations. The Registrant is past due on the
payment of the note payable to Wen Group.   The note was due on June 12, 2002.
Dearborn Wheels, Inc, a related party of the Registrant has been providing liquidity to the Registrant through short-term loans.

The Registrant's current plan is to bring in other investors, borrow against collateral or sell a portion of its security holdings.

Results of Operations.
----------------------
The Company had total revenues of $ 1,310 in this fiscal year ended June 30, 2003 as compared to $4,455 in the fiscal year ended June 30, 2002. The revenues in both years were primarily the result of the write off of some accounts payable.

For the year ended June 30, 2003, the Registrant had a net loss from operations of $(169,093) compared to a net loss from operations of $(38,092) for the year ended June 30, 2002. This increase in net loss in 2003 is mainly due to the increase of $120,000 in accrued salary owed to the former president of Enercorp, Inc, as a result of an employment agreement between the Registrant and Thomas W. Itin the terms of which were negotiated and approved by the Registrant's independent Directors.

The Registrant recorded $12,562 in accounting fees for the year ended June 30, 2003 compared to $7,392 of accounting fees for the year ended June 30, 2002. The Registrant filed the quarterly reports for the year ended June 30, 2002 late, so the corresponding auditor's fees were recorded in the year ended June 2003.

The Registrant recorded $3,355 interest expense on the note payable to Dearborn Wheels, Inc, for the year ended June 30,2003 compared to $1,524 interest expense on the same note for the year ended June 30, 2002. The increase in the interest expense is due to the increase in the principal amount of the note.

The Registrant recorded an unrealized loss on investments of $ 145,199 for the fiscal year ended June 30, 2003, as compared to an unrealized gain on investments of $61,788 for the fiscal year ended June 30, 2002. The change for the years indicated is largely the result of the decrease in market value of the common stock of the Registrant's one of the largest investee, CompuSonics Video Corporation,

Item 6A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------
           Not Applicable

Item 7.    Financial Statements and Supplementary Data
           ---------------------------------------------
           Financial statements and supporting schedules reporting supplementary financial information is attached hereto, made a part hereof, and are listed in Item 13 of Part IV of this Form 10-K.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------------
           Not applicable.

                                    PART III

Item 9.   Directors, Executive Officers and Treasurer of the Registrant
          -------------------------------------------------------------
           (a)(b)  Identification of Directors and Executive Officers

                                                        Commencement Date of
                                                        Service as Officer
Name                  Position with Company     Age     and/or Director
------------------------------------------------------------------------------
Thomas W Itin         Chairman of the Board      69          5/1/2001
                      Chief Executive Officer,
                      President, Treasurer
                      & a Director

H. Samuel Greenawalt    Director                 73          6/28/1993

Jeffrey E. Rautio       Director                 42          10/16/2002

Salvatore M. Parlatore  Director                 29          10/16/2002

James C. Sargent        Director                 87          09/16/2003

There were no arrangements or understandings between or among any of the above Officers and Directors pursuant to which any one of such persons was elected to any such office or position. The first two Directors were elected at the last Annual Meeting of the Company Shareholders to serve to Company until their successors are duly elected and qualified.

H. Samuel Greenawalt resigned as a Director of the Registrant, effective October 16, 2002. The Registrant expressed appreciation for his services as a Director. Effective October 16, 2002 the Board appointed Salvatore M. Parlatore and Jeffrey E. Radio as Directors of the Registrant.

Thomas W. Itin resigned from all positions in the Registrant effective September 14, 2003. The Board expressed appreciation for his services to the Registrant.

James C. Sargent was elected to the Board of Directors and to the position of the Chairman and CEO of the Registrant effective September 14, 2003. Jeffrey E. Rautio was elected to the position of President and COO of the Company.

(c)     Significant Employees

             Not applicable

(d)   Family Relationships

             None

 (e)     Business Experience

Thomas W. Itin.	Mr. Itin was elected Chairman of the Board and President of
the Company in May of 2001. Mr. Itin has been a Director of Williams Controls, Inc., a publicly held company since its inception in November 1988. He also served as Chairman of the Board and Chief Executive Officer of Williams Controls, Inc. from March 1989 until January 2001 and also as President and Treasurer from June 1993 until January 2001. He has served as principal or Chairman of the Board, Chief Executive Officer and Chief Operating Officer of LBO Capital Corp. since its inception. Mr. Itin has served as Chairman of the Board and in various executive offices since he founded that firm in 1967. TWI International acts as a consultant involving mergers, acquisitions, financial structuring, new ventures and asset management. Mr. Itin has served in various executive capacities or as a director since he founded Acrodyne Corporation in 1962. Itin became Chief Executive Officer of CompuSonics Video Corp., a publicly held Colorado company. In April 2001 Mr. Itin became Chief Executive Officer of Enercorp, Inc., a publicly held Colorado company. He also serves as a Director and CEO of Ajay Sports, Inc, a franchiser of retail golf stores, and Chairman of ProGolf International, Inc and ProGolf.com, two majority owned subsidiaries of Ajay Sports, Inc. He holds a Bachelor of Science degree from Cornell University and an MBA from New York University. Mr. Itin has served on the Cornell University Council and was Chairman of the Technology Transfer Committee.

Jeffrey E. Rautio, O.D. Optometry, has been a Director of Refractive Services at the Beitman Laser Eye Institute since 2000. He has also been affiliated with WorldWide Tee Time, LLC, since 1998. From 1987-1999, he served as Senior Staff Optometrist at the Henry Ford Hospital and as Team Optometrist for the Detroit Lions, Inc. from 1991-1999. From 1999-2000, he was a Director of Optometry at Oculus Laser Vision Correction & Advanced Vision Centers of Derma Vogue. In 1981, Dr. Rautio completed an A.A.S. degree (Associate in Applied Science) at Ferris State University, Big Rapids-MI and, in May 1986, he was awarded the O.D. degree (Doctor of Optometry) by that university.

Salvatore M. Parlatore was co-founder, Director of Operations and Director of Strategy, from 1997 - 2001 for Nexiv, Inc., a "startup" website, hosting and Internet services company. From 1997-1999, he was Senior Project Manager with
Webstyles, LLC.   Earlier he was retained or employed by Gettys Group, Inc.
1996-1997 as a management consultant, where he specialized in commercial real estate evaluations and renovations nationally, particularly hotel projects. A summer 2002 internship at Whirlpool provided experience as an Associate Brand Manager. A native of Southampton, Long Island, Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada then later earned a BS in Business
Administration in 1996 at Cornell U., Ithaca - NY.   He earned a MBA degree in
May 2003 majoring in marketing and information technology at the University of Illinois, Urbana-Champaign.

Mr. Parlatore is the nephew of the wife of the former President.


James Cunningham Sargent, Sr., born 1916 in New Haven, Connecticut, graduated from the Taft School in June 1935, attended the University of Virginia earning a B.A. degree in 1938 and an LLB Degree in 1940. From 1942 to 1946, he served in the US Air Force from a Private to a Captain serving for two years in Australia, New Guinea and the Philippines. Admitted to practice law in New York in 1940, he was admitted to practice law in the District of Columbia in 1961. From 1940 to 1951, he served as an associate with Clark & Baldwin, as a trial attorney for Consolidated Edison Company of New York, as a law assistant with the Appellate Division of the Supreme Court of the State of New York and as an Assistant Attorney General of the State of New York.
In 1951, he became an associate and then partner of Spence & Hotchkiss, a law firm in New York City. In November 1955, he was sworn in as the Regional Administrator of the New York office of the United States Securities and Exchange Commission where he served until June 1956 when he was sworn in as a Commissioner of the United States Securities and Exchange Commission, an appointment by President Eisenhower, with the advice and consent of the US Senate. Following his service with the SEC, Mr. Sargent returned to New
York City, where he became a partner in firms specializing in securities law. He remained a partner of Whitman & Ransom until November 1995. He then became counsel to Opton Handler Gottlieb Feiler and Katz until March 1997. Mr. Sargent continues to practice law.

(f)    Involvement in Certain Legal Proceedings
       -----------------------------------------
            None

(g)    Promoters and Control Persons
       -----------------------------
            None

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

Based solely upon a review of the copies of the reports received by the Registrant during the fiscal year ended June 30, 2003, and written representations of the persons required to file said reports, the Registrant believes that all reports were filed and done so on a timely basis.

Item 10.     Executive Compensation
             -----------------------
Summary Compensation Table
----------------------------
The following table sets forth information regarding compensation paid to the Company's Chief executive officer for the two years ending June 30, 2003 and 2002. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

Annual Compensation  Awards
---------------------------
                               Annual Compensation (in dollars)   Awards
                                                                  Securities
                                                    Other Annual  Underlying
Name and Principal Position  Year   Salary   Bonus  Compensation  Stock Options
-------------------------------------------------------------------------------
Thomas W Itin,  President,   2003  $120,000    -0-      -0-            -0-
Chief Executive Officer &    2002       -0-    -0-      -0-            -0-
Treasurer.

Option/SAR Grant Table
-----------------------
No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2003.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
--------------------------------------------------------------------------
No stock options were exercised during the fiscal year ended June 30, 2003.

Compensation of Directors
-------------------------
The Registrant has an arrangement with its disinterested non-employee Directors to pay them a fee of $500 for each regular and non-scheduled Board of Directors meeting attended, either in person or by telephone.

Item 11.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------
Security Ownership of Certain Beneficial Owners and Security Ownership of Management
--------------------------------------------------------------------------
Set forth below is information as to each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's Directors and named Executive Officers, individually, and Executive Officers and Directors as a group, as of June30, 2003.

                                  Amount and Nature
Name and Address of               of Beneficial
Beneficial Owner                  Ownership Of Class               Percent
---------------------------------------------------------------------------
Thomas W. Itin                       64,816                         9.3%
32751 Middlebelt Road, Suite B        (1)(2)
Farmington Hills, MI 48334

Dr. Vasant Chheda                    50,000                         7.2%
7 Highland Place
Great Neck, NY  11020

(1) Based upon information contained in the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission, and includes shares held personally and through partnerships or other entities in which stockholder holds a beneficial interest. Does not include shares held in various trusts for the benefit of Mr. Itin's minor grandchildren.

(2)     Includes the following:

    Company                       Shares     Relationship to Mr. Itin
    ----------------------------------------------------------------
    LBO Capital                     5,341     Chairman &  principal stockholder
    TICO                           16,000      Managing Partner
    SICO                            2,667      Partner
    First Equity Corporation        4,875      Spouse is President
    Thomas W. Itin IRA Trust        5,333      Trustee
    IOC, Inc. Profit Sharing Trust  4,933      Trustee
    Acrodyne Profit Sharing Trust  15,667      Trustee
                                 ----------
                                   64,816

Change in control of the Company has occurred since September 14, 2003.   On
September 14,2003 Thomas W. Itin resigned as Director, Chairman of the Board, and from all officer- ship positions in the Company. Effective September 14, 2003 the Board of Directors appointed James C. Sargent as a Director, Chairman of the Board, Chief Executive Officer. On the same day the Board of Directors appointed Jeffrey E. Radio as a Chief Operations Officer and President of the Registrant.

Item 12.    Certain Relationships and Related Transactions
            ------------------------------------------------
CompuSonics Video Corporation ("CPVD") is one of the largest investees of the Registrant Enercorp, Inc. and also a related party. Thomas W. Itin, former Chairman, President and CEO of the Registrant, holds the position of Chairman and CEO in CPVD. Mr. Itin may be deemed a 17% beneficial ownership in CPVD.

Ajay Sports, Inc is a related party with the Registrant Enercorp, Inc. Thomas
W. Itin, former Chairman, President, and CEO of the Registrant, holds the position of Chairman in Ajay Sports, Inc. Thomas W. Itin has a controlling interest in Ajay Sports, Inc.

Pro Golf International, Inc ("PGI") is a related party with the Registrant Enercorp, Inc. Thomas W. Itin former Chairman, President, and CEO of the Registrant, holds the position of Chairman and CEO in PGI, a 91% owned subsidiary of Ajay Sports, Inc. Thomas W. Itin has a controlling interest by reason of attribution in Pro Golf International, Inc.

ProGolf.com, Inc is a related party with the Registrant Enercorp, Inc. Thomas
W. Itin, former Chairman, President, and CEO of the Registrant, holds the position of Chairman and CEO in ProGolf.com, Inc, an 85% owned subsidiary of Pro Golf International, Inc. Thomas W. Itin has a controlling interest by reason of attribution in ProGolf.com, Inc.

The Registrant, Enercorp, Inc. has a Note Payable of $39,950 to Dearborn Wheels, Inc., of which company the former Chairman's daughter is the President. The Note was issued on December 6, 2001 @ 10% interest rate per annum, and was last renewed on September 05, 2003. The Note is due after 180 days. The terms were approved by the independent directors of the Registrant. As of 06/30/2003, balance of interest payable on this Note is $4,881.11

The Registrant Enercorp, Inc. is accruing $2,500 per month in Management fees due to Acrodyne Corporation, a company in which the Registrant's former President has an interest and also serves as President of Acrodyne. As of 06/30/03, balance of accrued fees due to Acrodyne Corporation was $ 50,000.

The Registrant Enercorp, Inc. is also accruing $120,000 salary for this year due to Thomas W. Itin, the Registrant's CEO and President for the year ended June 30, 2003. Balance of accrued salaries at June 30, 2003 is $ 120,000.

Member of the Board of Directors of Registrant Enercorp, Inc., Director Salvatore M. Parlatore is a nephew of the wife of Thomas W. Itin, former Chairman, President and CEO. This relationship is deemed not to be a blood relationship with Thomas W. Itin.

                                 PART IV

Item 13.    Exhibits, Financial Statements Schedules and Reports on Form 8-K
           ------------------------------------------------------------------
(a) The following documents are filed as part of this report immediately following the signature page, or are incorporated by reference

    (1)   Financial Statements

          Independent Auditor's Report                              F-1
          Statements of Assets and Liabilities, June 30,
          2003 and 2002                                             F-2
          Schedule of Investments, June 30, 2003 and June 2002   F-3-F-6

          Statements of Changes in Stockholders' Equity for
          the Years Ended June 30, 2003 and 2002                     F-7
          Statements of Operations for the Years Ended
          June 30, 2003 and 2002                                     F-8
          Statements of Cash Flows for the Years Ended June
          30, 2003  and 2002.                                        F-9
          Notes to Financial Statements                     F-10 to F-15

    (2) Certification pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act
          of  2002.                                         F-16 to F-17

    (3)   Exhibits:

          3.1   Amended and Restated Articles of Incorporation as
                Filed with the Secretary of State, State of Colorado, April 2, 1996*

          3.2   Bylaws**

          3.3   Note payable to Dearborn Wheels, Inc.              F-18

          3.4   Note payable to Yueh Yun Chang.                    F-19

*Incorporated by reference from Exhibits 3.1 and 3.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 1981.

** Incorporated by reference from Exhibits 3.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1996.

(b)   Reports on Form 8-K.
       Form 8-K dated September 29, 2003

(c)   Required exhibits are incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ENERCORP, INC.
                            ---------------------
                                (Registrant)


                                        By  \S\ Jeffrey E. Rautio
                                            -----------------------
                                            President and COO

Date:     October 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities specified and on the dates indicated.

Date:  October 13, 2003                        /s/ James C. Sargent, Director
                                             --------------------------------
                                               James C. Sargent, Director


Date:  October 13, 2003                     /s/ Jeffrey E. Rautio, Director
                                            --------------------------------
                                                 Jeffrey E. Rautio, Director


Date:   October 13, 2003                   /s/ Salvatore M. Parlatore, Director

                                           ----------------------------------
                                               Salvatore M. Parlatore, Director

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 2003 and 2002, and the related statements of changes in stockholders' equity, operations and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2003 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/    J L Stephan Co., PC
      J L Stephan Co., PC
      Traverse City, Michigan

      September 16, 2003

                                      Enercorp, Inc.
                          Statements of Assets and Liabilities

                                                       June 30,       June 30,
                                                         2003            2002
                                                       --------        --------
ASSETS
   Investments, at fair value, cost of $1,231,638
   at June 30, 2003 and 2002                      $    900,644       1,045,842
   Cash                                                    618           1,123

                                                     ----------       --------
                                                  $    901,262      $1,046,965
                                                    ===========     ==========
LIABILITIES AND NET ASSETS
Liabilities

    Notes payable                                     $ 30,000        $ 30,000
    Notes payable-related party                         39,950          27,000
    Interest payable-related party                       4,899           1,543
    Accounts payable                                    16,142          13,860
    Salary payable-related party                       120,000             -0-
    Accrued management fee-related party                50,000          20,000
                                                        ----------    ---------
                                                       260,991          92,403

Net assets
   Common stock, no par value:  10,000,000
       shares authorized, 695,897 shares issued
      and outstanding at June 30, 2003 and
      June 30, 2002                                   1,888,251      1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                                          -0-
   Accumulated deficit                                 (916,985)     (747,893)
   Other Comprehensive Income                          (330,994)     (185,796)
                                                      ----------    ----------
                                                        640,272        954,562
                                                       ----------   ----------
                                                    $   901,262   $  1,046,965
                                                      ===========   ==========

                        See notes to financial statements

                                 Enercorp, Inc.
                              Schedule of Investments
                                 June 30, 2003

Affiliated    Description  Expir.               No. of    Share    Cost
Fair Mkt                 Net Fair
Companies     of Business  Date   Restrictions  Shares    Price    Equity
Value       Discount     Market Value

Common Stocks-Public Market Method of Valuation
CompuSonics Video
   Corp      Digital Video
             Product & Web                     1,751     0.037
   65                       65
              Site Dev.                   10,000,000     0.037  106,477
370,000   (111,000)     259,000

Ajay Sports,  Golf & Casual                  294,118     0.005   600,000
1,471                     1,471
              Furniture
              Manufacturer                    16,667     0.005    37,500
   83                        83

Preferred Stocks-Public Market Method of Valuation
Ajay Sports,  Golf & Casual                    2,000     0.019    20,000
   38                        38
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
Pro Golf      Franchisor of         a & b      7,450            195,000
424,972    (89,994)     339,978
Intern'l      Retail Golf Stores

ProGolf.com,  Web Sales of          a & b    300,000      2.5   252,000
750,000   (450,000)     300,000
Inc.          Golf Equipment                                  ----------------
-------------------------------
           Subtotal                                          $1,210,977
1,546,629   (645,994)   900,634

Warrants and Stock Options-Board Appraisal Method of Valuation
CompuSonics   Digital Video
Video         Product
Corporation                          300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04     b            25,000
                           05/03/05     b            25,000
                           09/13/06     b            50,000
                           03/12/06     b            50,000
                           10/02/08     b            50,000

                         See notes to financial statements


Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics                                 300    .06      1,500
       9                     9
Proconnextions, Inc.-Sports Memorabilia  a    191,610            19,161
       -
                                                             ---------------
--------------------------
Total All Companies                                         $1,231,638
$1,546,638   (645,994)      900,643
                                                            =============
===================================

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

Common Stocks-Public Market Method of Valuation
-----------------------------------------------
CompuSonics Video
 Corp         Digital Video
              Product & Web                       1,751    0.055
       96                         96
              Site Dev.                      10,000,000    0.055    106,477
  550,000   (165,000)        385,000

Ajay Sports,  Golf & Casual                     294,118   0.01      600,000
    2,941                      2,941
              Furniture
              Manufacturer                       16,667   0.01       37,500
      167                        167

Preferred Stocks-Public Market Method of Valuation
--------------------------------------------------
Ajay Sports,  Golf & Casual                       2,000   0.01       20,000
       20                         20
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
-------------------------------------------------
Pro Golf      Franchisor of       a & b           7,450             195,000
  447,000    (89,400)        357,600
Intern'l     Retail Golf Stores

ProGolf.com,  Web Sales of        a & b         300,000    2.5      252,000
  750,000   (450,000)        300,000
Inc.          Golf Equipment
                                                             ------------------
-----------------------------------
           Subtotal                                              $1,210,977
1,750,224   (704,400)      1,045,824

Warrants and Stock Options-Board Appraisal Method of Valuation
==============================================================
CompuSonics   Digital Video
Video         Product
Corporation                                     300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04  b          25,000
                           05/03/05  b          25,000
                           09/13/06  b          50,000
                           03/12/06  b          50,000
                           10/02/08  b          50,000

                                See notes to financial statements

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
-----------------------------------------------
Vitrio Diagnostics                                  300    .06        1,500
       18                        18
Proconnextions, Inc.-Sports Memor'blia  a       191,610               19,161
        -                                     ---------------------------------
-------------------------------------

Total All Companies                                               $1,231,638
$1,750,242  (704,242)     1,045,842
                                                                  ==========
===================================

a    No public market for this security
b    Subject to Rule 144

                               See notes to financial statements

                                   Enercorp, Inc.
                       Statement of Changes in Stockholders' Equity
                     For the Years Ended June 30, 2003, 2002.


                                                          Other
                      Common  Stock        (Accumulated)  Comprehensive
                         Shares    Amount    Deficit)     Income        Total
                         --------  ------     --------     --------     -----

Balance at June 30, 2001    695,897   $1,888,251  $(709,802)$(247,594) $930,855
                          ========   ===========   ========  ========  ========

Increase in Common Stock      --           --         --          --        --

Net Loss                      --           --     (38,091)        --   (38,091)

Unrealized Gain on Investments,
net of taxes                  --           --         --      61,798    61,798
                           -------    -----------  ---------  --------- -------
Balance at June 30, 2002   695,897   $1,888,251  $(747,893) $(185,796) $954,562
                           ========   ===========  =========  ========= =======

Increase in common stock      --           --         --          --        --

Net Gain(Loss)                --           --     (169,092)       --  (169,092)

Unrealized Gain on Investments,
Net of taxes                  --           --         --    (145,199) (145,199)
                           -------    -----------  ---------  -------- --------
Balance at June 30, 2003   695,897    $1,888,251 $(916,985)$(330,995) $ 640,271
                           =======    =========== =========  ========  ========



                     See notes to financial statements

                                  Enercorp, Inc.
                              Statements of Operations

                                            For the Years ended June 30,
                                             ---------------------------
                                                    2003         2002
                                                   -----        -----
REVENUES

   Miscellaneous income                           $1,310       $4,455
                                                ---------   ---------
                                                   1,310        4,455
EXPENSES
   Salaries - officer                            120,000          -0-
   Legal, accounting and other professional
   Fees                                           16,336        7,392
   Management fees                                30,000       30,000
   Interest expense - other                        3,355        1,612
   Other general and administrative expenses         712        3,543
                                                 -------    ---------
                                                 170,403       42,547
                                                 -------    ---------
   Net gain (loss) from operations
      before taxes                             (169,093)      (38,092)
   Income taxes
                                               ----------   ---------
   Net gain (loss) from operations
          after taxes                          (169,093)      (38,092)
                                                --------     --------
   Net unrealized gain (loss) on investments before
            Taxes                              (145,199)       61,798
   Income taxes
                                               ---------   -----------
   Net unrealized gain (loss) on
       investment after taxes                  (145,199)       61,798
                                               --------   ------------
   Increase (decrease) in net assets
                                             $ (314,291)      $23,706
                                             ===========    ==========
   Increase (decrease) in net assets
     per share                               $  (0.45)         $ 0.03
                                             ============     ========

                             See notes to financial statements

                                  Enercorp, Inc.
                              Statements of Cash Flow

                                             For the Years Ended June 30,
                                                    2003         2002
                                                    -----     ------
Cash flows from operating activities:
     Increase (decrease) in net assets           $(314,291)    $23,706
Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                                     -0-          935
     Unrealized (gain) loss on
     Investments                                  145,199      (61,798)
     (Increase) Decrease in other assets              -0-          -0-
     Increase (Decrease) in accounts payable
     and accrued expenses                           5,638      (29,061)
     Increase (Decrease) in accrued salaries      120,000          -0-
     Increase (Decrease) in accrued management     30,000       10,000
     fees
     Increase (Decrease) in deferred taxes            -0-          -0-
                                                 --------     --------
     Total adjustments                            300,836      (79,925)
                                                ---------     --------
Net cash (used) by operating activities           (13,455)     (56,219)
                                                ---------      -------
Cash flows from investing activities:
     Purchase of investments                         -0-           -0-
     Sale of investments                             -0-           -0-
     Payments received on note receivable            -0-           -0-
     Issuance of notes receivable                    -0-           -0-
     Proceeds from sale of fixed assets              -0-           -0-
     Purchase of furniture and fixtures              -0-           -0-
                                                  --------    --------
     Net cash provided (used) by investing
          Activities                                 -0-           -0-

Cash flows from financing activities:
     Proceeds from sale of common stock              -0-           -0-
     Proceeds from notes payable                  12,950        58,500
     Principal payments of notes
              Payable                                -0-        (1,500)
                                                ---------      ---------
     Net cash provided by investing
         Activities                               12,950        57,000
                                                ---------      ---------
Increase (Decrease) in cash                         (505)          781
Cash, beginning of period                          1,123           342
                                                ----------      --------
Cash, end of period                              $   618       $ 1,123
                                                ==========      ========
Supplemental disclosures of cash flow information:
     Interest paid                               $   -0-            88
                                                ==========      ========
     Taxes paid                                  $   -0-           -0-
                                                ==========     =========
                           See notes to financial statements

Note 1:     Summary of Significant Accounting Policies

            Significant accounting policies are as follows:

a.   Business History
     ----------------
Enercorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado on June 30, 1978. During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940, as amended. This change resulted in the Company becoming a specialized type of investment company. For the years ended June 30, 2003, 2002, the Company's cash flows have been dependent primarily upon sale of stock and the proceeds emanating from loans.

b.   Investment Valuation
     ----------------------
The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments (and all other assets) based on recommendations of a Valuation Committee of the Board, comprised of the independent, disinterested Directors of the Company. In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account. These investments are carried at fair value using the following four basic methods of evaluation:

     1. Cost - The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts and accrued interest for certain capitalized expenditures made by the Corporation. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

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

     4. Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market method which has restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

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

e.   Securities Transactions
     ------------------------
Purchases and sales of securities transactions are accounted for on the trade date, which is the date the securities are purchased or sold. The value of securities sold is reported on the first-in first-out basis for financial statement presentation.

f.   Revenue Recognition
     ---------------------
      Due to the uncertainty of collection, the Company recognizes all types of
consulting fee revenues from portfolio companies as cash is received.   All
other revenues are recognized on the accrual basis.

g.   Net Assets per Share
     ---------------------
In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 2003 and June 30, 2002, respectively was $0.92 and $1.37 per share based on 695,897 shares outstanding in 2003 and 2002.

Note 2     Investments-Related Parties
           ---------------------------
Investments consist of holdings of securities in publicly and privately held companies. CompuConics Video Corporation "CPVD" is one of the biggest investees of the Registrant. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft software used in electrical engineering. The Registrant owns 10,001,751 shares of CPVD, which were trading at $0.037 per share as of June 30, 2003. The Registrant is taking a 30% discount from the total FMV of this investment, which reflects a more accurate representation of the fair value of the investment in the statement of assets and liabilities.

One of the Registrant's investees is Ajay Sports, Inc (" Ajay"). Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Registrant owns 310,785 shares of common stock of Ajay, which were trading at $0.005 per share as of June 30, 2003, and 2,000 shares of preferred stock valued at $0.019 per share as of June 30, 2003.

One of the Registrant's other current investee is Pro Golf International, Inc.
(PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com). PGoA is the franchiser of Pro Golf Discount Retail Stores. Fair Market Value of PGI investment was $424,972 as June 30, 2003.The Registrant took a (20)% discount based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc. ("PGoA"), reducing the Net Fair Value to $339,987.

ProGolf. Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. The Board of Directors has valued the investment for 300,000 shares of PG.Com at $750,000 After careful deliberation, however, the Board of Directors has agreed that Enercorp, Inc will continue to take a (60)% reduction in reserves, equaling $450,000 discount. The Registrant is using the total value of $300,000 ($1/share) for this position.

Note 3:     Related Party Transactions
            ---------------------------
a.       Notes payable -Related Entities
         --------------------------------
The Registrant has a $39,950 Note Payable to Dearborn Wheels, Inc. The interest on this Note is 10% per annum. The note is due on March 5, 2004. The interest accrued on this note was $ 4,881.11 on June 30, 2003. There was no interest expense, or principal paid to a related party during the fiscal year ending June 30, 2003. For the year ended of June 30, 2003 the amount of the total borrowings from Dearborn Wheels, Inc was $ 12,950.

b.      Accounts Payable-Related Parties
        --------------------------------
The Registrant owes management fees to Acrodyne Corporation, a Company controlled by the former President of the Registrant. Balance of Accrued Management Fees-Related Party was respectively $50,000 and $20,000 on June 30, 2003, and June 30, 2002. Management fee expense was $ 30,000 during each fiscal year ending June 30, 2003 and 2002. The Registrant paid $0 in management fees to Acrodyne Corporation during fiscal year ending June 30, 2003 and $20,000 during 2002.

The Registrant accrued $120,000 in salary owed to Thomas W. Itin, former president, for the year ended June 30, 2003. Mr. Itin had an employment agreement with the Registrant, the terms and conditions of which were approved by the Registrant's independent directors.

c.      Related-Party Interest Expense
        -------------------------------
The Registrant incurred $3,355 of interest expense in the year ended June 30, 2003 compared to $1,612 of interest expense for the year ended June 30, 2002. The interest expense is mainly due to the Note owed to Dearborn Wheels, Inc, a related party with the Registrant.

Note 4    Note payable-Chang
          ---------------------
The Registrant has a Note Payable to Yueh Yun Chang (a member of the "Wen Group") in the face amount of $ 30,000. The note bears no interest. No principal payments on this Note have been made during fiscal year ending June 30, 2003. The note was due on June 12, 2002. The Registrant is past due on repayment of this note.

Note 5:     Income Taxes
            --------------
The Company adopted, effective July 1, 1992, a Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992. Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

            Income tax expense for the years ended June 30, 2003 and 2002 consisted of:
                                              2003           2002
                                            ----------    ----------
          Current, net of                     $-0-       $   -0-
          benefit of NOL carryover
          Deferred                            $-0-       $   -0-
                                        ------------      ----------
                                              $-0-       $   -0-

The components of the deferred tax asset (liability) at June 30, 2003 and 2002 consist of the following:


                                                    6/30/03      6/30/02
                                                 -----------   -------------
          Unrealized loss/gain on investments     $ 112,000      $60,000
          Capital loss carryover                        -0           -0-
          Accrued officer wages                      40,800          -0-
          Allowance for notes receivable                -0-          -0-
          Net operating loss carry over             232,600      216,000
          Valuation Allowance                      (303,800)    (276,000)
                                               -------------    -----------
                                                        -0-       $  -0-
                                                  =========      ========
          At June 30, 2003 the Company has net operating losses carry forward available to offset future taxable income of approximately $684,000 that expires during various years starting June 30, 2018.

Note 6:   Use of Estimates
          ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 7:   Capital Stock Transactions
          --------------------------
On September 14, 2001, the Registrant entered into a Subscription Agreement with Jack Wen, authorized agent for an investing group of qualified individuals which included Jack Wen ("Wen Group"). Under this Subscription Agreement, on September 26, 2001 upon the first payment, the Wen Group was to purchase 240,000 shares of common stock of the Registrant, representing approximately 26.4% of the Registrant's common stock issued and outstanding following the transaction. These shares were to be purchased for $1.25 per share, the book value at that time, of these shares with aggregate gross proceeds of $300,000 paid to the Registrant. Under the Subscription Agreement, the Wen Group was committed to make additional equity investments in the Registrant of $3,000,000 for the purchase of 2,000,000 shares at $1.50 per share, with $1,000,000 being invested on or before November 5, 2001 as the second payment; and, in the third payment, $2,000,000 was to be invested at $1.50 per share on or before February 5, 2002. Prior to this transaction, no single shareholder or shareholder group owned more than 10% of the Registrant's issued and outstanding common stock. However, this transaction was not completed. The deal was rescinded, and the stock was never issued.


Note 8:   Board of Director Changes Subsequently Rescinded.
          ------------------------------------------------
Upon the Registrant's receipt of $300,000 on September 26, 2001, the following changes in the Board of Directors and Officers of the Registrant were effected. Under terms of the Subscription Agreement, in addition to Directors Thomas W. Itin and H. Samuel Greenawalt, Jack Wen and George Burmann of the Wen Group were elected to serve as Directors and, additionally, Jack Wen was elected Chairman of the Board of Directors, Chief Executive Officer and President and Don Johnson of the Wen Group was elected Treasurer and Chief Financial Officer.

Upon receipt of the first payment of $300,000 from the Wen Group under the Subscription Agreement, Jack Wen requested that $240,000 be invested in TIDE, a PRC company headquartered in Shanghai. This investment was completed. However, upon the rescission the $240,000 investment was returned to the Wen group, therefore the investment in TIDE has not been accepted or made, and is not reflected in financial statements.

Note 9.   Subscription Agreement Subsequently Rescinded
           -----------------------------------------------
In early November of 2001, the Wen Group informed Registrant that the second and third payments under the Subscription Agreement would not be forthcoming and the Registrant accepted that conclusion. On November 26, 2001, a Settlement Agreement was signed by the Registrant, Jack Wen, and the investment group that Jack Wen represented to vacate the Subscription Agreement signed on September 14, 2001. In a Settlement Agreement signed and put into effect by Registrant and the Wen Group, funds paid in by the Wen Group were returned less any expenses incurred by the Registrant and less the $240,000 investment into the PRC company, TIDE. The common stock that was part of the September 14, 2001 Subscription Agreement was not issued. The September 14, 2001 Subscription Agreement was rescinded. A payment of $30,000, less expenses of $2,174.50 of the Registrant was returned to the Wen Group and a Note for the remaining $30,000 was executed by the Registrant subject to certain conditions.

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

Note 10.   Contingencies
           --------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a net operating loss of $169,093 and had cash flows
from operations deficiency of $13,455.   As of June 30, 2003, the Company had a
working capital deficiency of $260,373 and an accumulated deficit of $916,985. The Company earned consulting income of $0, and $0 and interest of $0 and $0 during the years ended June 30, 2003 and 2002 and was mainly dependent upon loans from a related party to fund its working capital prior to the current
year.   The Company's ability to continue as a going concern is partially dependent on the sale of the Company's investments, borrowing against collateral, and bringing new investors into the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 11.   Subsequent Events
           ------------------
Board of Directors Changes.

Effective September 14, 2003 the following changes occurred in the Board of
Directors: Thomas W. Itin offered his resignation from all positions in the Registrant. James C. Sargent was elected to the Board of Directors and to the position of the Chairman and CEO of the Registrant. Jeffrey E. Rautio was elected to the position of President and COO of the Registrant.

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the year end Report of Enercorp, Inc. (the "Registrant") on Form 10-KSB for the year ended June 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Thomas W. Itin, Chief Executive Officer and Majlinda Xhuti, Chief Financial Officer of the Registrant, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/ Jeffrey E. Rautio
    ----------------
    President

/s/ Majlinda Xhuti
    ------------------
    Majlinda Xhuti
    Chief Financial Officer

Dated:  October 13, 2003

EXHIBIT 3.3



	PROMISSORY NOTE


From:  Enercorp, Inc.

To:    Dearborn Wheels, Inc.

Date:     September 10, 2003.

Amount:     $ 49,150.00


One hundred eighty days after date, Enercorp, Inc. promises to pay to the order of Dearborn Wheels, Inc forty nine thousand one hundred fifty dollars and 0/00 ($49,150.00) at 10% interest rate per annum. This note is secured by Enercorp, Inc.'s present and future goods, including (but not limited to) equipment and inventory, and all of debtor's present and future intangible collateral, including (but not limited to) pure intangibles, and semi-intangibles, i.e. documents, instruments, and chattel paper.

Enercorp, Inc.

By: /s/ Majlinda Xhuti
    ------------------------
     Majlinda Xhuti, CFO

Due Date: March 10, 2004

EXHIBIT     3.4


PROMISSORY NOTE

$30,000.00                                              December 12, 2001

FOR VALUE RECEIVED, the undersigned Enercorp, inc. promises to pay to the order of Yueh Yun Chang the principal amount of Thirty Thousand Dollars ($30,000.00) with no interest.

The principal of this not, with no interest, shall be paid in full one hundred eighty (180) days from date of this note.

Payment shall be to holder at such address as directed by holder to Enercorp, Inc.

This not shall be governed by and interpreted according to the law of the state of Colorado.



Enercorp, Inc.


By:  /s/ Thomas W. Itin
     -----------------------
         Thomas W. Itin
          Corporate Secretary