Form 10QSB
period 2003-09-30
ENERCORP INC
filed 2003-11-19
CIK 313116

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                FORM 10-QSB


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 2003

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

        FOR THE TRANSITION PERIOD FROM              TO

                       Commission File Number: 0-9083

                             Enercorp, Inc.
                     ------------------------------------
          (Exact name of Registrant as specified in its Charter)

Colorado                                                         84-0768802
-------------------------------                 ---------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                         Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                             48334
---------------------------------------              -----------------------
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

Number of shares of common stock outstanding at November15, 2003: 695,897

                                 Enercorp, Inc.

       Form 10-QSB Filing for the Third Quarter Ended September 30, 2003

                                      INDEX
                                                             Page  Number
                                                          ---------------
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Assets and Liabilities
             September 30, 2003 (Unaudited) and June 30, 2003          3

           Schedule of Investments September 30, 2003 (Unaudited)
             And June 30, 2003                                       4-7

           Statements of Operations (Unaudited) for the Three
             Months Ended September 30, 2003 and 2002                  8

           Statements of Cash Flows (Unaudited) for the Three
             Months Ended September 30, 2003 and 2002                  9

           Notes to Financial Statements                               10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           11-13

Item 3     Controls and Procedures.                                   13

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                          14
Item 2.    Changes in Securities                                      14
Item 3.    Defaults Upon Senior Securities                            14
Item 4.    Submission of Matters to a Vote of Security Holders        14
Item 5.    Exhibits and Reports on Form 8-K                           14

        Signature Page                                                15

     Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley
     Act  of  2002                                                 16-17

                             Enercorp, Inc.
                  Statements of Assets and Liabilities

                                                  September 30       June 30
                                                2003(Unaudited)         2003
                                             -----------------     ---------
ASSETS
   Investments, at fair value, cost of
       $1,231,638And $1,231,638 at September 30,
       2003 and June 30, 2003                     $  1,086,196      $900,644
   Cash                                                  1,395           618

Furniture and fixtures, net of accumulated
       depreciation of $12,437 at September 30, 2003
       and 12,437 at June 30, 2003 respectively.           -0-           -0-

Other assets                                               -0-           -0-
                                                  ------------    ----------
                                                  $  1,087,591      $901,262
                                                  ============    ==========
LIABILITIES AND NET ASSETS
Liabilities
    Note payable-Related Party                       $  49,150       $39,950
    Note payable-Wen Group                              30,000        30,000
    Accounts payable and accrued liabilities            11,943        16,142
    Interest Payable-related party                       5,992         4,899
    Accrued management fees-related party               57,500        50,000
    Accrued salaries payable                           145,000       120,000
                                                    ----------    ----------
                                                       299,585       260,991
                                                    ----------    ----------
Net assets
      Common stock, no par value:  10,000,000
      shares authorized, 695,897 shares issued
      and outstanding at September 30, 2003 and
      June 30, 2003                                  1,888,251     1,888,251
   Preferred stock, no par value:  1,000,000
      shares authorized, -0- issued and
      outstanding                                          -0-           -0-
   Accumulated deficit                                (954,803)     (916,985)
      Unrealized net loss on investments, net of
      deferred income taxes at September 30,2003 and
      June 30, 2003                                   (145,442)     (330,994)
                                                     ---------     ---------
                                                       788,006       640,272
                                                     ---------     ---------
                                                    $1,087,591      $901,262
                                                   ===========     =========


                        See notes to financial statements

                                  Enercorp, Inc.
                              Schedule of Investments
                              September 30, 2003(Unaudited)

Affiliated    Description  Expir.               No. of    Share    Cost
Fair Mkt                 Net Fair
Companies     of Business  Date   Restrictions  Shares    Price    Equity
Value       Discount     Market Value

Common Stocks-Public Market Method of Valuation
CompuSonics Video
   Corp      Digital Video
             Product & Web                     1,751     0.0635
  111                       111
              Site Dev.                   10,000,000     0.0635  106,477
635,000   (190,500)     444,500

Ajay Sports,  Golf & Casual                  294,118     0.005   600,000
1,471                     1,471
              Furniture
              Manufacturer                    16,667     0.005    37,500
   83                        83

Preferred Stocks-Public Market Method of Valuation
Ajay Sports,  Golf & Casual                    2,000     0.019    20,000
   38                        38
              Furniture Manufacturer

Common Stocks-Board Appraisal Method of Valuation
Pro Golf      Franchisor of         a & b      7,450            195,000
424,972    (84,994)     339,978
Intern'l      Retail Golf Stores

ProGolf.com,  Web Sales of          a & b    300,000      2.5   252,000
750,000   (450,000)     300,000
Inc.          Golf Equipment                                  ----------------
-------------------------------
           Subtotal                                          $1,210,977
1,811,675   (725,494) 1,086,181

Warrants and Stock Options-Board Appraisal Method of Valuation
CompuSonics   Digital Video
Video         Product
Corporation                          300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04     b            25,000
                           05/03/05     b            25,000
                           09/13/06     b            50,000
                           03/12/06     b            50,000
                           10/02/08     b            50,000

                         See notes to financial statements


Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics                                 300    .05      1,500
      15                    15
Proconnextions, Inc.-Sports Memorabilia  a    191,610            19,161
       -
                                                             ---------------
--------------------------
Total All Companies                                         $1,231,638
$1,811,690   (725,494)   $1,086,196
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

                               See notes to financial statements

Enercorp, Inc.
Statements of Operations
(Unaudited)
                                                        For the three Months
                                                         Ended September 30
                                                      2003            2002
                                                   ---------    ----------
REVENUES

   Miscellaneous Income                               $-0-            $-0-
                                                  --------       ---------
                                                       -0-             -0-
EXPENSES
   Officer salaries                                 25,000          30,000
   Legal, accounting and other professional
   Fees                                              3,050           1,714
   Management fees related                           7,500           7,500
   Interest expense - other                          1,094             681

   Other general and administrative expenses         1,173             273
                                                   -------        --------
                                                    37,817          40,167
   Net gain (loss) from operations
      before taxes                                 (37,817)        (40,167)
   Income taxes                                        -0-             -0-
                                                 ---------       ---------
   Net gain (loss) from operations
        after taxes                                (37,817)        (40,167)
                                                 ---------       ---------
   Net unrealized gain (loss) on investments
   before Taxes                                    185,552        (312,267)
   Income taxes                                        -0-             -0-
                                                 ---------        --------
   Net unrealized gain (loss) on
   investment after taxes                          185,552        (312,267)
                                                 ---------       ---------
   Increase (decrease) in net assets
   resulting from operations                      $147,735       $(352,434)
                                                  ========       =========
   Increase (decrease) in net assets
   per share                                        $ 0.21          $(0.51
                                                  ========       =========



See notes to financial statements

                                 Enercorp, Inc.
                           Statements of Cash Flows
                                  (Unaudited)
                                            For Three Months Ended September 30

                                                  2003                 2002
                                               --------         ------------
Cash flows from operating activities
Increase (decrease) in net assets              $147,735           $(352,434)
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation                                   -0-                 -0-
     Bad debt provision on notes receivable
       and interest net of write offs               -0-                 -0-
     Gain on sale of investments                    -0-                 -0-
     (Gain) Loss on sale of fixed assets            -0-                 -0-
     Unrealized (gain) loss on
          Investments                          (185,552)            312,267
     (Increase) Decrease in other assets            -0-                 -0-
      Increase (Decrease) in accounts payable
      and accrued expenses                       29,395              39,159
     Increase (Decrease) in deferred taxes          -0-                 -0-
                                               --------            --------
      Total adjustments                        (156,157)            351,426
                                               ---------           --------
Net cash (used) by operating activities          (8,422)            (1,009)
                                               --------            -------
Cash flows from investing activities:
     Purchase of investments                        -0-                 -0-
                                               --------            --------
     Net cash provided (used) by investing
     activities                                     -0-                 -0-
                                               --------            --------
Cash flows from financing activities:
     Proceeds from notes payable                  9,200                 -0-
                                               --------             -------
     Net cash provided (used) by financing
     activities                                  (9,200)                -0-
                                               --------            --------
Increase (Decrease) in cash                         777              (1,009)
Cash, beginning of period                           618               1,123
                                               --------            --------
Cash, end of period                             $ 1,395                $114
Supplemental disclosures of cash flow
  information:
     Interest paid                            $       -0-        $      -0-
                                              ===========         =========
     Taxes Paid                               $       -0-         $     -0-
                                              ===========         =========
                  See notes to financial statements

Notes to Financial Statements
-------------------------------

Note 1.  Financial Statements
         ----------------------
The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 2003.

Note 2:  Investments-Related Party
         -------------------------

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

CompuSonics Video Corporation "CPVD" is one of the biggest investees of the Registrant. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft software used in electrical engineering. The Registrant owns 10,001,751 shares of CPVD, which were trading at $0.0635 per share at September 30, 2003. The Registrant is taking a 30% discount from the total FMV of this investment, which reflects an accurate representation of the fair value of the investment in the statement of assets and liabilities.

One of the Registrant's investees is Ajay Sports, Inc (" Ajay"). Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Registrant owns 310,785 shares of common stock of Ajay, which were trading at $0.005 per share at September 30, 2003, and 2,000 shares of preferred stock of Ajay valued at $0.019 per share at September 30, 2003.

One of the Registrant's other current investee is Pro Golf International, Inc.
(PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com). PGoA is the franchiser of Pro Golf Discount Retail Stores. Fair Market Value of PGI investment was $424,972 at September 30, 2003.The Registrant took a (20)% discount based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc. ("PGoA"), reducing the Net Fair Value to $339,987.

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

Note 3:  Capital Stock Transactions
         --------------------------
There were no capital stock transactions during quarter ended September 30, 2003.

Note 4:  Related party transactions
         --------------------------

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

The Registrant Enercorp, Inc. has a Note Payable of $49,150 to Dearborn Wheels,
Inc.  The   Note was issued on December 6, 2001 at 10% interest rate per annum, and was renewed on September 10, 2003. The Note is due after 180 days. The terms were approved by the independent directors of the Registrant Enercorp, Inc. As of September 30, 2003, balance of interest payable on this Note is $5,992.

The Registrant Enercorp, Inc. is accruing $2,500 per month in Management fees Due to Acrodyne Corporation. As of September 30, 2003, balance of accrued fees due to Acrodyne Corporation was $ 57,500.

The Registrant accrued $25,000 salary for this quarter due to Thomas W. Itin, former president. Balance of accrued salaries at the end of this quarter is $ 145,000.

Note 5:  Note payable Wen Group.
         -----------------------

The Registrant has outstanding the $30,000 promissory note to Wen Group. The note was issued on December 12, 2001 and is not bearing any interest. The note is due in full one hundred eighty days from the date of issuance.

Note 6:  Board of Directors Changes.
         --------------------------

Effective September 14, 2003 the following changes occurred in the Board of
Directors: Thomas W. Itin offered his resignation from all positions in the Registrant. James C. Sargent was elected to the Board of Directors and to the position of the Chairman and CEO of the Registrant. Jeffrey E. Rautio was elected to the position of President and COO of the Registrant.

Item 2. Management's Discussion and Analysis of Financial Condition / Results of Operations
         ----------------------------------------------------------------------
Material Changes in Financial Condition:
The Registrant's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under its credit lines.

The only change in the Registrant's financial condition for the three-month period ending September 30, 2003, is the increase in investments value. This change is mainly due to increase in market value of the common stock of CompuSonics Video Corporation. The value of CompuSonics Video Corporation stock significantly increased from $0.037 per share at June 30, 2003 to $0.0635 per share at September 30, 2003. Total net fair market value of CompuSonics Video common stock at September 30, 2003 was $444,500.

Liquidity and Capital Resources.
-------------------------------

The Registrant has an issued and outstanding promissory note of $30,000 to Wen Group. There are no general terms as to how the $30,000 note will be paid or how the Registrant intends to raise the funds for repayment or how to fund current operations. The validity of the Wen Group claim is under review.

Currently the Registrant's liquidity resources are provided from the borrowings from a third party, Dearborn Wheels, Inc.

The Registrant's current plan includes bringing in other investors, borrowing against collateral or selling a portion of its holdings.

Material Changes in Results of Operations:
-----------------------------------------

-Three-month period ended September 30, 2003.

The Registrant's revenues were $0 and $0 for the quarter ended September 30, 2003 and 2002, respectively. There was no sale of investments, no consulting services provided to other parties, no dividend or interest income paid or incurred from other parties for this quarter.

The Registrant recorded $25,000 of officer salaries for the quarter ended September 30, 2003 compared to officer salaries of $30,000 for the quarter ended September 30, 2002. Salary is due to Thomas W. Itin, former president of the Registrant. Mr. Itin resigned on September 14, 2003 from all his duties in the Registrant. This explains the decrease in accrued salary for this quarter. The salary is accrued based upon an employment agreement between the Registrant and Thomas W. Itin the terms of which were negotiated and approved by the Registrant's independent Directors.

The Registrant's legal, accounting and other professional fees were $3,050 and $1,014 for the quarter ended September 30, 2003 and 2002 respectively. The change is mainly due to changes in accounting fees.

The Registrant's interest expense was $1,094 and $681 for the quarter ended September 30, 2003 and 2002 respectively. The change is due to the increase in the principal of a note payable to a related party; therefore there is an increase in interest expense for this year compared to the previous year.

The Registrant recorded general and administrative expenses of $1,173 for this quarter ended September 30, 2003 compared to general and administrative expenses of $273 for the quarter ended September 30, 2002. This change is mainly due to the $993 insurance expense for the Fidelity Bond for this quarter. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Registrant recorded an unrealized gain on investments of $185,552 for the quarter ended September 30, 2003 compared to a loss of $ 312,267 for the quarter ended September 30, 2002. This gain was mainly due to the changes in fair market value of the Registrant's investment in the publicly traded companies, CompuSonics Video Corporation and Ajay Sports, Inc.

Management's present plan for raising capital is to liquidate some of its holdings, sell privately, some restricted preferred or common stock pursuant to the requirements of Rule 144, and/or borrow funds. Monies owed to Dearborn Wheels and Thomas W. Itin is not being paid at this time.

Item 3.  Controls and Procedures.
         -----------------------
a)  Evaluation of Disclosure Controls and Procedures.
    -------------------------------------------------

Within the 90 days prior to the date of this report, Enercorp, Inc. carried out an evaluation under supervision of the Registrant's Management of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management concluded that the internal controls and procedures are sufficiently effective.

b)  Changes in Internal Controls
    ----------------------------
There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION
          ------------------
Item 1.  Legal Proceedings
            None

Item 2.  Changes in Securities
            None

Item 3.  Defaults Upon Senior Securities
            None

Item 4.  Submission of Matters to a Vote of Security Holders
             None


Item 5.   Exhibits and Reports on Form 8-K

             A)     Exhibits

                    None

             B)   Form 8-K

                  Form 8-K was filed on September 29, 2003 - Resignation of Thomas W. Itin from all positions he held in the Company and election of James C. Sargent as Chairman and CEO and Jeffrey
                  E. Rautio as President and COO of the Company.

                                   Enercorp, Inc.
                                    --------------
                                     Form 10-QSB

                       For the Quarter Ended September 30, 2003

                                   Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Enercorp, Inc.
                                 ------------------
                                    (Registrant)


                                             By:  /s/Jeffrey Rautio
                                                  -----------------
                                                     Jeffrey Rautio
                                                       President


Date: November 19, 2003

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002
-------------------------------------------------------------------------------
In connection with the Quarterly Report of Enercorp, Inc. (the "Registrant") on Form 10-QSB for the quarter ended September 30, 2003 the ("Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Jeffrey Rautio, Chief Operating Officer and Majlinda Xhuti, Chief Financial Officer of the Registrant, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/ Jeffrey Rautio
---------------------
Chief Operating Officer

/s/ Majlinda Xhuti
-------------------
Chief Financial Officer

Dated:  November 19 , 2003