Form 10QSB
period 2003-12-31
ENERCORP INC
filed 2004-02-20
CIK 313116

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the quarter ended December 31, 2003

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM              TO

                       Commission File Number: 0-9083

                               Enercorp, Inc.
           (Exact name of Registrant as specified in its Charter)

Colorado                                                 84-0768802
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                  Identification Number)

32751 Middlebelt Road, Suite B
Farmington Hills, Michigan                                     48334
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

Number of shares of common stock outstanding at February 18, 2004: 695,897


                                                                   1 of 14
Enercorp, Inc.

Form 10-QSB Filing for the First Quarter Ended December 31, 2003

                             INDEX
                                                           Page
                                                           Number
PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

Statements of Assets and Liabilities
December 31, 2003 (Unaudited) and June 30, 2003                  3

Schedule of Investments December 31, 2003 (Unaudited)
And June 30, 2003                                               4-6

Statements of Operations (Unaudited) for the Three and Six
Months Ended December 31, 2003 and 2002                           7

Statements of Cash Flows (Unaudited) for the Six
Months Ended December 31, 2003 and 2002                            8

Notes to Financial Statements                                      9

Item 2.     Management's Discussion and Analysis of
Financial Condition and Results of Operations                     10

Item 3         Controls and Procedures.                           11


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                     12
Item 2.     Changes in Securities                                 12
Item 3.     Defaults Upon Senior Securities                       12
Item 4.     Submission of Matters to a Vote of Security Holders   12
Item 5.     Exhibits and Reports on Form 8-K                      12
Signature Page                                                    13

Certification  pursuant  to 18  USC, Section  1350,  as  adopted pursuant  to Sections  302  and  906  of  the  Sarbanes-Oxley
Act  of  2002                                                  14-15



                                                                   2 of 14
                                   Enercorp, Inc.
                          Statements of Assets and Liabilities

                                                 December 31        June 30
                                             2003(Unaudited)            2003

ASSETS
   Investments, at fair value, cost of $1,231,638
       And $1,231,638 at December 31,
       2003 and June 30,2003                          $  1,027,016    $900,645
   Cash                                                      1,618         618
                                                       -----------------------

                                                      $  1,028,634    $901,263

LIABILITIES AND NET ASSETS
Liabilities
    Note payable-Related Party                         $  50,650       $39,950
    Note payable-Wen Group                                30,000        30,000
    Accounts payable and accrued liabilities              15,786        16,142
    Interest Payable-related party                         7,249         4,898
    Accrued management fees-related party                 65,000        50,000
    Accrued salaries payable                             145,000       120,000
                                                         ---------------------
                                                         313,685       260,991

Net assets
   Common stock, no par value:  10,000,000
      shares authorized, 695,897 shares issued
      and outstanding at December 31, 2003 and
      June 30, 2003                                    1,888,251     1,888,251

   Accumulated deficit                                  (968,680)    (916,985)
      Unrealized net loss on investments, net of
      deferred income taxes at December 31, and
      June 30, 2003                                     (204,622)    (330,994)
                                                       -----------------------
                                                         714,948       640,272
                                                       -----------------------
                                                    $  1,028,634     $ 901,263
                                                       =======================


See notes to financial statements


                                                                       3 of 14

                                  Enercorp, Inc.
                              Schedule of Investments
                            December 31, 2003(Unaudited)

Affiliated Description  Expir.  # Shares Share  Cost  Fair Mkt     Net Fair
Companies             Date  Rest.        Price  Equity Value Discount Market
Value

Common Stocks-Public Market Method of Valuation
CompuSonics Video Corp - Digital Video Product & Web Site Dev.

                             1,751    0.055               96                 96
                        10,000,000    0.055  106,477  550,000 (165,000) 385,000

Ajay Sports,  Golf         294,118    0.006  600,000    1,765             1,765

                            16,667    0.006   37,500      100               100

Preferred Stocks-Public Market Method of Valuation
Ajay Sports,  Golf           2,000    0.019   20,000       38                38


Common Stocks-Board Appraisal Method of Valuation
Pro Golf  Intern'l Retail Golf Stores Franchisor
          a & b              7,450           195,000  424,972  (84,994) 339,978


ProGolf.com,  Web Sales of Inc. Golf Equipment
          a & b            300,000     2.5   252,000  750,000 (450,000) 300,000
                                  ---------------------------------------------
           Subtotal                     1,210,977 1,726,971 (699,994) 1,026,977

Warrants and Stock Options-Board Appraisal Method of Valuation
CompuSonics   Digital Video
Video         Product
Corporation                                         300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04     b            25,000
                           05/03/05     b            25,000
                           09/13/06     b            50,000
                           03/12/06     b            50,000
                           10/02/08     b            50,000


Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics              300      .13    1,500      39                39
Proconnextions, Inc.-Sports Memor'blia  a
                           191,610            19,161      --                --
                               -----------------------------------------------
Total All Companies                 $1,231,638 $1,727,010 (699,994) $1,027,016
                               ===============================================

a    No public market for this security
b    Subject to Rule 144

                               See notes to financial statements


                                                                   4 of 14



                                   Enercorp, Inc.
                              Schedule of Investments
                                   June 30, 2003

Affiliated  Description  No. of  Share   Cost    Fair Mkt              Net Fair
Companies  Rest.          Shares Price Equity     Value      Discount Mkt Value

Common Stocks-Public Market Method of Valuation
CompuSonics Video Corp Digital Video Product & Web
                         1,751                        65                     65
                    10,000,000  $0.037  106,477  550,000    (165,000)   385,000

Ajay Sports,  Golf     294,118  $0.005  600,000    1,471                  1,471

                        16,667  $0.005   37,500       83                     83

Preferred Stocks-Public Market Method of Valuation
Ajay Sports,  Golf       2,000  $0.019   20,000       38                     38

Common Stocks-Board Appraisal Method of Valuation
Pro Golf Franchisor of Intern'l Retail Golf Stores

                 a & b  7,450           195,000  424,972    (84,994)    339,978
ProGolf.com,  Web Sales of  Inc. Golf Equipment
           b          300,000   2.5     252,000  750,000   (450,000)    300,000
                                      -----------------------------------------

           Subtotal                 $1,210,977 1,546,629  (645,994)     900,634

Warrants and Stock Options-Board Appraisal Method of Valuation
CompuSonics   Digital Video
Video         Product
Corporation                          300,000

Williams      Manuf. Of Sensors &
Controls,     Control Systems
Inc.                       08/04/04     b            25,000
                           05/03/05     b            25,000
                           09/13/06     b            50,000
                           03/12/06     b            50,000
                           10/02/08     b            50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics        300  $0.03   1,500            9                      9
Proconnextions, Inc.-Sports Memor'blia
                     191,610        19,161            --                     --
                             --------------------------------------------------
Total All Companies                $1,231,638 $1,546,638 $(645,994)    $900,643
                             ==================================================
a  No public market for this security
b  Subject to Rule 144

                           See notes to financial statements

                                                                  5 of 14














                                         Enercorp, Inc.
                                  Statements of Operations
                                         (Unaudited)
                                         For the three Months   For Six Months
                                             Ended Dec. 31      ended Dec.31.
                                            2003     2002     2003       2002
REVENUES

                   Miscellaneous Income      $-0-     $-0-     $-0-       $-0-
                                             ---------------------------------
                                              -0-      -0-      -0-        -0-
EXPENSES
   Officer salaries                           -0-   30,000   25,000     60,000
   Legal, accounting and other professional
   fees                                     4,943    9,118    7,994     10,832
   Management fees related                  7,500    7,500   15,000     15,000
   Interest expense - related party         1,256      796    2,350      1,477

   Other general and administrative expenses  177      222    1,350        495
                                            ----------------------------------
                                           13,876   47,636   51,694     87,804
   Net gain (loss) from operations
   before taxes                           (13,876) (47,636) (51,694)   (87,804)

   Income taxes                                 -0-     -0-     -0-        -0-
                                           -----------------------------------
Net gain (loss) from operations
after taxes                               (13,876) (47,636) (51,694)   (87,804)

   Net unrealized gain (loss) on investments
   Before Taxes                           (59,180)    2,956  126,372 (309,311)
   Income taxes                               -0-      -0-      -0-        -0-
                                           -----------------------------------
   Net unrealized gain (loss) on
   investment after taxes                 (59,180)    2,956  126,372 (309,311)

   Increase (decrease) in net assets
   resulting from operations             $(73,058)  $44,681  74,678 $(397,116)
                                        ======================================
   Increase (decrease) in net assets
   per share                          $     (0.10)  $(0.06)   $0.11   $ (0.57)
                                        ======================================

                             See notes to financial statements






                                                                6 of 14

                                    Enercorp, Inc.
                               Statements of Cash Flows
                                    (Unaudited)
                                         For Six Months Ended December 31
                                                2003                 2002
Cash flows from operating activities
Increase (decrease) in net assets              $ 74,678      $(397,116)
Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Depreciation                                  -0-                -0-
     Bad debt provision on notes receivable
     and interest net of write offs                -0-                -0-
     Gain on sale of investments                   -0-                -0-
     (Gain) Loss on sale of fixed assets           -0-                -0-
     Unrealized (gain) loss on
     Investments                             (126,372)            309,311
     (Increase) Decrease in other assets           -0-                -0-
      Increase (Decrease) in accounts payable
      and accrued expenses                      41,995             81,423
     Increase (Decrease) in deferred taxes         -0-                -0-
                                             ----------------------------
      Total adjustments                       (84,378)            390,734
                                             ----------------------------
Net cash (used) by operating activities         (9,700)           (6,381)
Cash flows from investing activities:
     Purchase of investments                       -0-                -0-
Net cash provided (used) by investing
          Activities                               -0-                -0-
Cash flows from financing activities:
     Proceeds from notes payable                10,700              6,150
     Cash used for financing activities            -0-                -0-
Net cash provided by financing
Activities                                      10,700                -0-
Increase (Decrease) in cash                      1,000              (231)
                                             ----------------------------
Cash, beginning of period                          618              1,123
                                             ----------------------------
Cash, end of period                           $  1,618            $   892
                                             ----------------------------
Supplemental disclosures of cash flow
  information:
     Interest paid                              $  -0-            $   -0-

     Taxes Paid                                  $  -0-            $  -0-

                  See notes to financial statements








                                                              7 of 14



Notes to Financial Statements

Note 1.  Financial Statements

The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading.
  Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending
 June 30, 2004. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30,
 2003

Note 2: Investments-related party

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


CompuSonics Video Corporation "CPVD" is one of the biggest investees of the Registrant. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft software used in electrical engineering. The Registrant owns 10,001,751 shares of CPVD, which were trading at $0.055 per share at December 31, 2003. The Registrant is taking a 30% discount from the total FMV of this investment, which reflects an accurate representation of the fair value of the investment in the statement of assets and liabilities.

One of the Registrant's investees is Ajay Sports, Inc (" Ajay"). Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Registrant owns 310,785 shares of common stock of Ajay, which were trading at $0.006 per share at December 31, 2003, and 2,000 shares of preferred stock of Ajay valued at $0.019 per share at December 31, 2003.



                                                                   8 of 14



One of the Registrant's other current investee is Pro Golf International, Inc.
(PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).PGoA is the franchiser of Pro Golf Discount Retail Stores. Fair Market Value of PGI investment was $424,972 at December 31, 2003.The Registrant took a (20)% discount based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc ("PGoA"), reducing the Net Fair Value to $339,987.


ProGolf.Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site.

The Board of Directors has valued the investment for 300,000 shares of PG.Com at $750,000
After careful deliberation, however, the Board of Directors has agreed that Enercorp, Inc will continue to take a (60)% reduction in reserves, equaling $450,000 discount. The Registrant is using the total value of $300,000 ($1/share) for this position.

Note 3: Capital Stock Transactions

There were no capital stock transactions during quarter ended December 31, 2003



Note 4: Related party transactions

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

                                                                   9 of 14

The Registrant Enercorp, Inc. has a Note Payable of $50,650 to Dearborn Wheels, Inc. The Note was issued on December 6, 2001 at 10% interest rate per annum, and was renewed on September 10, 2003. The Note is due after 180 days.
The terms were approved by the independent directors of the Registrant Enercorp, Inc. As of December 31, 2003, balance of interest payable on this
Note is $7,229.

The Registrant Enercorp, Inc. is accruing $2,500 per month in Management fees due to Acrodyne Corporation. As of December 31, 2003, balance of accrued fees due to Acrodyne Corporation was $ 65,000.



Note 5: Note payable Wen Group.

The Registrant has a Note Payable to Yueh Yun Chang (a member of the "Wen Group") in the face amount of $ 30,000. The note bears no interest. No principal payments on this Note have been made during fiscal year ending June 30, 2003. The note was due on June 12, 2002. The Registrant is past due on repayment of this note.

Note 6: Board of Directors Changes.

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

For the six-month period ended December 31, 2003, the investments the investments value.increased with $126,372. This change is mainly due to increase in market value of the common stock of CompuSonics Video
Corporation.The value of CompuSonics Video Corporation stock significantly increased from $0.037 per share at June 30, 2003 to $0.055 per share at September 30, and December 31, 2003. Total net fair market value of CompuSonics Video common stock at December 31, 2003 was $385,096.

In addition balance of note payable to Dearborn Wheels, Inc increased from $39,950 at June 30, 2003 to $50,650 at December 31, 2003. The borrowings were primarily made to pay the professional accounting expenses. Interest payable on the note to Dearborn Wheels, Inc increased from $,4,879 at Juen 30, 2003 to $ 7,229 at December 31, 2003. Balance of management fees owed to Acrodyne Corporation, a related party, increased from $50,000 at June 30, 2003 to $65,000 at December 31, 2003. Salary owed to Mr. Itin, former President of Enercorp, Inc totals $145,000 at December 31, 2003.

Net assets value increased with $74,678 from June 30, 2003 to
December 31, 2003.
                                                                  10 of 14

Liquidity and Capital Resources.

The Registrant has an issued and outstanding promissory note of $30,000 to Wen Group. There are no general terms as to how the $30,000 note will be paid or how the Registrant intends to raise the funds for repayment or how to fund current operations. The validity of the Wen Group claim is under review. Currently the Registrant's liquidity resources are provided from the borrowings from a third party, Dearborn Wheels, Inc. The face value of this promissory note is $50,650 and total amount of interest accrued is $7,229. The Registrant plans to rely on Dearborn Wheels, Inc liquidity advances in the near future. Salary owed to Mr. Itin, former Chairman of the Registrant, and management fees owed to Acrodyne, constitute a significant part of the liabilities of the Registrant. Currently there are no general terms on how these liabilities will be paid off. The Registrant's current plan includes bringing in other investors, borrowing against collateral or selling a portion of its holdings.


Material Changes in Results of Operations:

Three- months ended December 31, 2003.
The Registrant's revenues were $0 and $0 for the quarter ended December 31, 2003 and 2002, respectively.There was no sale of investment, no consulting services provided to other parties, no dividend or interest income from other parties for this quarter.

The Company recorded $0 of officer salaries for the quarter ended December
2003 compared to officer salaries of $30,000 for the quarter ended December 31, 2002. Salary is owed to Mr. Itin, the former CEO of the Company. Mr. Itin resigned from all the positions held with Enercorp, Inc on September 14, 2003.

The Registrant's interest expenses were $ 1,256 and $ 796 for the quarter ended Dec. 2003 and 2002 respectively. The change is due to the increase in principal of a note payable to a related party, therefore there is an increase in interest expense for this quarter compared to the previous quarter.

The Registrant recorded general and administrative expenses of $ 177 for this quarter ended December 31, 2003 compared to general and administrative expenses of $ 222 the quarter ended December 31, 2002. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Registrant recorded an unrealized loss on investments of $ 59,180 for the quarter ended December 31, 2003 compared to a gain of $ 2,956 for the quarter ended December 31, 2002. This is mainly due to the changes in fair market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. The Registrant is also taking higher discount rates for this quarter for its investment in ProGolf International, Inc., ProGolf.com, Inc. and CompuSonics Video Corporation.
The Board of Directors after careful deliberation decided that the new discount rates are more reasonable and fair. (See schedule of investments, page 5)


                                                                   11 of 14

Six- months ended December 31, 2003.

The Registrant's revenues were $0 and $0 for the six months period ended December 31, 2003 and 2002, respectively.There was no sale of investment, no consulting services provided to other parties, no dividend or interest income from other parties for this period.

The Company recorded $25,000 of officer salaries for the six month period ended December 2003 compared to officer salaries of $60,000 for the six month period ended December 31, 2002. Salary is owed to Mr. Itin, former CEO of the Company. Mr. Itin resigned from all the positions held with Enercorp, Inc, on September 14, 2003.


The Registrant's interest expenses were $ 2,350 and $ 1,477 for the six months period ended Dec. 2003 and 2002 respectively. The change is due to the increase in principal of note payable to a related party, therefore there is a increase in interest expense for this period compared to the previous one.

The Registrant recorded general and administrative expenses of $ 1,350 for the six months period ended December 31, 2003 compared to general and administrative expenses of $ 495 the six-month period ended December 31, 2002. This change is due to the decrease in the company's activity related to such expenses. General and administrative expenses include travel, telephone and other miscellaneous expenses.

 The Registrant recorded an unrealized gain on investments of $ 126,372 for the six-month period ended December 31, 2003 compared to a loss of $ 309,311 for the period ended December 31, 2002. This is mainly due to the changes in market value of the Registrant's investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. Also the Registrant is taking higher discount rates for this quarter for its investment in ProGolf International, Inc., ProGolf.com, Inc. and CompuSonics Video Corporation. The Board of Directors after careful deliberation decided that the new discount rates are more reasonable and fair. (See schedule of investment, page 5)

Item 3.    Controls and Procedures.

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


                                                                  12 of 14

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

                        For the Quarter Ended December 31, 2003

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



                                                          Enercorp, Inc.
                                                       ------------------
                                                           (Registrant)


                                                  By:  /s/Jeffrey E. Rautio
                                                         Jeffrey E. Rautio
                                                              President


Date:  February 19, 2004







                                                                 13 OF 14

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO
SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2003(the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Jeffrey Rautio, President and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:


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

E. have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

                                                                  14 of 14

 (i)all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

F have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/Jeffrey Rautio
President

/s/ Majlinda Xhuti
Chief  Financial  Officer

Dated:  February 19, 2004


-+