Form 10QSB
period 2004-03-31
ENERCORP INC
filed 2004-05-17
CIK 313116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:

March 31, 2004                                                    0-9083

Enercorp, Inc.

---------------------------------------------------------------

(Exact name of Registrant as specified in its charter)

Colorado

84-0768802

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification Number)

32751 Middlebelt Road, Suite B

Farmington Hills, MI

        48334

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:

(248) 851-5651

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of May 11, 2004 a total of 695,897 shares of common stock, were outstanding.

Table of Contents

  1.
  ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES
  2.
  ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2003
  3.
  ENERCORP, INC SCHEDULE OF INVESTMENTS AT MARCH 31, 2004 (UNAUDITED)
  4.
  ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS
  5.
  ENERCORP, INC STATEMENTS OF CASH FLOWS (UNAUDITED)
  6.
   ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS
    6.1.
    NOTE 1:   INTERIM FINANCIAL STATEMENTS.
    6.2.
    NOTE 2:   INVESTMENTS RELATED –PARTY.
    6.3.
    NOTE 3:   CAPITAL STOCK TRANSACTIONS
    6.4.
    NOTE 4:   RELATED PARTY TRANSACTIONS
    6.5.
    NOTE 5: NOTE PAYABLE WEN GROUP.
    6.6.
    NOTE 6: BOARD OF DIRECTORS CHANGES.
    6.7.
    ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      6.7.1.
      Material Changes in Financial Condition:
      6.7.2.
      Liquidity and Capital Resources.
      6.7.3.
      Results of Operations. Three months ended March 31, 2004 compared to three months ended March 31, 2003.
      6.7.4.
      Results of Operations. Nine months ended March 31, 2004 compared to nine-months ended March 31, 2003.
    6.8.
    ITEM 3: CONTROLS AND PROCEDURES.
      6.8.1.
      Evaluation of Disclosure Controls and Procedures.
      6.8.2.
      Changes in Internal Controls
    6.9.
    PART II. OTHER INFORMATION
      6.9.1.
      Item 1. Legal Proceedings
      6.9.2.
      Item 2. Changes in Securities
      6.9.3.
      Item 3. Defaults Upon Senior Securities
      6.9.4.
      Item 4. Submission of Matters to a Vote of Security Holders
    6.10.
    ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
      6.10.1.
      Exhibits
      6.10.2.
      Form 8-K
    6.11.
    6.12.
    SIGNATURE PAGE
    Form 10-QSB
    For the quarter ended March 31, 2004
    SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
  7.
  CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1.

ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES

Unaudited

ASSETS	March 31, 2004	June 30, 2003
Investments, at fair value, cost of $1,231,638 and $1,231,638
at March. 31, 2004 and June 30, 2003, respectively	$993,857	$900,644
Cash	93	618
Furniture and fixtures, net of accumulated depreciation
of $12,437 at March. 31, 2004 and $12,437 at June 30, 2003,
respectively	0	0
Other assets	0	0
	$993,950	$901,262
LIABILITIES AND NET ASSETS
Liabilities
Note payable	$30,000	$30,000
Note related-party	53,450	39,950
Accounts payable and accrued liabilities	12,808	16,142
Officer salary payable	145,000	120,000
Accrued management fees-related party	72,500	50,000
Interest payable-related party	8,529	4,898
	322,287	260,991
Net assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at March 31, 2004 and June 30, 2003.	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated deficit	(997,967)	(916,985)
Unrealized net gain on investments, net of deferred
income taxes at March 31, 2004 and June 30, 2003 respectively	(218,620)	(330,994)
	671,664	640,272
	$993,950	$901,263

The accompanying notes are an integral part of this financial statement

#

2.

ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2003

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Distcount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.037		65		65
	Web Site Development			10,000,000	0.037	106,477	370,000	(111,000)	259,000
Ajay Sports Inc.	Golf & Casual Furniture			294,118	0.005	600,000	1,471		1,471
				16,667	0.005	37,500	83		83
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			2,000	0.019	20,000	38		38
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	7,450		195,000	424,972	(84,994)	339,978
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	2.5	252,000	750,000	(450,000)	300,000
	Subtotal					1,210,977	1,546,629	(645,994)	900,634
Warrants and stock Options - Board Appraisal Method of Valuation
CompuSonics Video	Digital Video Product
Corporation				300,000
Williams Controls, Inc.	Manufacturer of sensors &	08/04/04	b	25,000
	control systems	05/03/05	b	25,000
		09/13/06	b	50,000
		03/12/08	b	50,000
		10/02/08	b	50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.03	1,500	9		9
Proconnextions, Inc.	Sports Memorabilla		a	191,610		19,161	-
	Total All Companies					1,231,638	1,546,638	(645,994)	900,643

(a) No public market for this security
(b) Subject to Rule 144

See notes to financial statements

3.

ENERCORP, INC SCHEDULE OF INVESTMENTS AT MARCH 31, 2004 (UNAUDITED)

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.053		93		93
	Web Site Development			10,000,000	0.053	106,477	530,000	(159,000)	371,000
Ajay Sports Inc.	Golf & Casual Furniture			294,118	0.019	600,000	5,588		5,588
				16,667	0.019	37,500	317		317
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			2,000	0.019	20,000	38		38
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	7,450		195,000	396,000	(79,200)	316,800
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	2.5	252,000	600,000	(300,000)	300,000
	Subtotal					1,210,977	1,532,036	(538,200)	993,836
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &
	control systems	03/12/08	b	50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.07	1,500	21		21
	Total All Companies					1,212,477	1,532,057	(538,200)	993,857
(a) No public market for this security
(b) Subject to Rule 144

See notes to financial statements

4.

ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS

	For the Three Months		For the nine Months
	Ended March 31,(Unaudited)		Ended March 31,(Unaudited)
REVENUES	2004	2003	2004	2003
Refunds	$773	$0	$773	$0
	773	0	773	0
EXPENSES
Salaries - officer	0	30,000	25,000	90000
Legal, accounting and other professional fees	2,043	4,123	10,037	14955
Management fees related	7,500	7,500	22,500	22500
Interest expense -related	1,280	882	3,631	2359
Other general and administrative expenses	76	128	1,426	623
	10,899	42,633	62,593	130,437
Realized Loss on Investments	(19,161)	0	(19,161)	0
Net gain (loss) from operations before taxes	(29,287)	(42,633)	(80,981)	(130,437)
Income taxes (Note 5)	0	0	0	0
Net gain (loss) from operations after taxes	(29,287)	(42,633)	(80,981)	(130,437)
Net unrealized gain (loss) on investments before taxes	(33,159)	237,752	93,213	(71,559)
Income taxes (Note 5)	0	0	0	0
Net unrealized gain (loss) on investment after taxes	(33,159)	237,752	93,213	(71,559)
Increase (decrease) in net assets resulting from operations	$(62,445)	$195,119	$12,232	$(201,996)
Increase (decrease) in net assets per share	$(0.09)	$0.28	$0.02	$(0.29)

The accompanying notes are an integral part of this financial statement

5.

ENERCORP, INC STATEMENTS OF CASH FLOWS (UNAUDITED)

 For Nine Months Ended

March 31, 2004       March 31, 2003

Cash flows from operating activities:
Increase (decrease) in net assets	$12,232	$(201,996)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	0	0
Bad debt provision on notes receivable
and interest net of write offs	0	0
Gain on sale of investments	0	0
Unrealized (gain) loss on investments	(93,213)	71,559
(Increase) Decrease in other assets	0	0
Increase (Decrease) in accounts payable
and accrued expenses	47,796	119,621
Increase (Decrease) in deferred taxes	0	0
Total adjustments	(45,417)	191,180
Net cash (used) by operating activities	(33,185)	(10,816)
Cash flows from investing activities:
Purchase, or sale of investments	0	0
Net cash provided (used) by investing
activities	0	0
Cash flows from financing activities:
Proceeds from notes payable	0	12,950
Net cash provided (used) by financing
activities	0	12,950
Increase (Decrease) in cash	(33,185)	2,134
Cash, beginning of period	618	1,123
Cash, end of period	$(32,567)	$3,257

The accompanying notes are an integral part of this financial statement

6.

 ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.1.

NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of Enercorp, Inc and Subsidiaries (“ the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and the nine-month period ended March 31, 2004 and 2003; the Company's financial position at March 31, 2004 and June 30, 2003; and the cash flows for the nine-month period ended March 31, 2004 and 2003. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's June 30, 2003 Form 10-KSB.

The results for the three-month and the nine-month period ended March 31, 2004 are not necessarily indicative of future financial results.

6.2.

NOTE 2:  INVESTMENTS RELATED –PARTY.

Investments consist of holdings of securities in publicly and privately held companies. The Company holds its principal common stock investments in CompuSonics Video Corporation (10,001,751 shares), Ajay Sports, Inc. (310,785 common and 2,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (7,450 shares).

 CompuSonics Video Corporation “CPVD” is one of the biggest investees of the Company. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft software used in electrical engineering. The Company owns 10,001,751 shares of CPVD, which were trading at $0.053 per share at March 31, 2004. The Company is taking a 30% discount from the total FMV of this investment, based on its marketability and liquidity.

One of the Company's investees is Ajay Sports, Inc (“ Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Company owns 310,785 shares of common stock of Ajay, which were trading at $0.019 per share at March 31, 2004 and 2,000 shares of preferred stock of Ajay valued at $0.019 per share at March 31, 2004.

One of the Company's other current investee is Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores. The Board of Directors Fair valued the PGI investment at $396,000 at March 31, 2004. A (20)% discount was taken based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc. (“PGoA”), reducing the Net Fair Value of this investment to $316,800.

 ProGolf.Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. The Board of Directors fair valued the investment for 300,000 shares of PG.Com  at $600,000.After careful deliberation, the Board of Directors has agreed that Enercorp, Inc will continue to take a (50)% discount, equaling $300,000. The Company is using the total value of $300,000 ($1/share) for this position.

The Board decided to write off the 100,000 shares of Williams Controls options from the investments portfolio. These options have expired, and there is no evidence of the existence of the extension agreements. Because of the timely research process conducted by management, the Board of Directors has been reluctant in writing off the above securities from the investments schedule of the Company, allowing extended time for the management to resolve the issue concerning the expiration dates of these options. Despite the efforts in trying to locate the hard copies of the extended option agreements (if any), as of March 31, 2004, there was no indication that such extended securities existed.

The Board of Directors decided to write off the 300,000 of CPVD warrants from the investments portfolio of the Company. The Board of Directors is aware of the discrepancies found in the reconciliation of the schedule of the investment portfolio of the Company to the custodian account statement of Standard Federal Bank. Because of the timely research process conducted by management, the Board has been reluctant in writing off the above securities from the investments schedule of the Company, allowing extended time for the management to resolve the above discrepancy.  Despite the efforts in trying to locate the hard copies of the above securities, as of March 31, 2004, there is no indication that such securities exist.

The Board of Directors decided to write off the 191,610 shares of common stock of Proconnextions, Inc. from the investments portfolio of the Company. This investee has not been involved in any business activities since several years, and the Company believes that this investee is obsolete.

6.3.

NOTE 3:  CAPITAL STOCK TRANSACTIONS

There were no capital stock transactions during the quarter ended March 31, 2004.

6.4.

NOTE 4:  RELATED PARTY TRANSACTIONS

CompuSonics Video Corporation (“CPVD”) is one of the largest investees of the Company Enercorp, Inc. and also a related party. Thomas W. Itin, former Chairman, President and CEO of the Company, holds the position of Chairman and CEO in CPVD. Mr. Itin may be deemed a 17% beneficial ownership in CPVD.

Ajay Sports, Inc is a related party with the Company Enercorp, Inc. Thomas W. Itin, former Chairman, President, and CEO of the Company, holds the position of Chairman in Ajay Sports, Inc. Thomas W. Itin has a controlling interest in Ajay Sports, Inc.

Pro Golf International, Inc (“PGI”) is a related party with the Company Enercorp, Inc. Thomas W. Itin former Chairman, President, and CEO of the Company, holds the position of Chairman and CEO in PGI, a 91% owned subsidiary of Ajay Sports, Inc. Thomas W. Itin has a controlling interest by reason of attribution in Pro Golf International, Inc.

ProGolf.com, Inc is a related party with the Company Enercorp, Inc. Thomas W. Itin, former Chairman, President, and CEO of the Company, holds the position of Chairman and CEO in ProGolf.com, Inc, an 85% owned subsidiary of Pro Golf International, Inc. Thomas W. Itin has a controlling interest by reason of attribution in ProGolf.com, Inc.

The Company has a Note Payable of $53,450 to Dearborn Wheels, Inc.  The Note was issued on December 6, 2001 at 10% interest rate per annum, and was renewed on March 30, 2004. The Note is due after 180 days.  The terms were approved by the independent directors of the Company.  As of March 31, 2004, balance of interest payable on this Note is $8,510.

The Company Enercorp, Inc. is accruing $2,500 per month in management fees due to Acrodyne Corporation. As of March 31, 2004, balance of accrued fees due to Acrodyne Corporation was $ 72,500.

6.5.

NOTE 5: NOTE PAYABLE WEN GROUP.

The Company has a Note Payable to Yueh Yun Chang (a member of the “Wen Group”) in the face amount of $ 30,000. The note bears no interest. The Company has made no payments on this note. The note was due on June 12, 2002. The Company is past due on repayment of this note.

6.6.

NOTE 6: BOARD OF DIRECTORS CHANGES.

Effective September 14, 2003 the following changes occurred in the Board of Directors: Thomas W. Itin offered his resignation from all positions in the Company. James C. Sargent was elected to the Board of Directors and to the position of the Chairman and CEO of the Company. Jeffrey E. Rautio was elected to the position of President and COO of the Company.

6.7.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

6.7.1.

Material Changes in Financial Condition:

The Company’s liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under its credit lines.

For the nine-month period ending March 31, 2004, the investments value increased with $93,213. This change is mainly due to increase in market value of the common stock of CompuSonics Video Corporation. The value of CompuSonics Video Corporation stock significantly increased from $0.037 per share at June 30, 2003 to $0.053 per share at March 31, 2004. Total net fair market value of CompuSonics Video common stock at March 31, 2004 was $371,093.

 In addition balance of note payable to Dearborn Wheels, Inc, a related party, increased from $39,950 at June 30, 2003 to $53,450 at March 31, 2004. The borrowings were primarily made to pay professional accounting and legal expenses. Interest payable on the note to Dearborn Wheels, Inc increased from $,4,879 at June 30, 2003 to $8,510 at March 31, 2004. Balance of management fees owed to Acrodyne Corporation, a related party, increased from $50,000 at June 30, 2003 to $72,500 at March 31, 2004. Salary owed to Mr. Itin, former President of Enercorp, Inc totals $145,000 at March 31, 2004.

Net assets value increased with $31,392 from June 30, 2003 to March 31, 2004.

6.7.2.

Liquidity and Capital Resources.

The Company has an issued and outstanding promissory note of $30,000 to Wen Group. There are no general terms as to how the $30,000 note will be paid or how the Company intends to raise the funds for repayment or how to fund current operations. The validity of the Wen Group claim is under review.

Currently the Company’s liquidity resources are provided from the borrowings from a third party, Dearborn Wheels, Inc. The face value of this promissory note is $53,450 and total amount of interest accrued is $8,510. The Company plans to rely on Dearborn Wheels, Inc liquidity advances in the near future. The Note was renewed on March 30, 2004. Salary owed to Thomas W. Itin, former Chairman of the Company, and management fees owed to Acrodyne Corporation, constitute a significant part of the liabilities of the Company. Currently there are no general terms on how these liabilities will be paid off. The Company’s current plan includes bringing in other investors, borrowing against collateral or selling a portion of its holdings.

6.7.3.

Results of Operations. Three months ended March 31, 2004 compared to three months ended March 31, 2003.

The Company revenues were $773 and $0 for the quarter ended March 31, 2004 and 2003, respectively. There were no sale of investments, no consulting services provided to other parties, no dividend or interest income from other parties for this quarter. The revenues for March 31, 2004 originated from the insurance fee refund, as a result of the policy cancellation. The Company has found another fidelity bond policy, which has a 60-days cancellation notice.

The Company recorded $0 of officer salaries for the quarter ended March 31, 2004 compared to officer salaries of $30,000 for the quarter ended March 31, 2003. Salary is owed to Mr. Itin, the former CEO of the Company. Mr. Itin resigned from all the positions held with Enercorp, Inc on September 14, 2003.

The Company recorded $2,043 and $4,123 of legal, accounting and other professional expenses for the quarter ended March 31, 2004, and 2003, respectively. During the quarter ended March 31, 2003, the Company paid $2,000 in advisory services to an outside investment banker. This explains the main decrease in professional services for the current quarter.

The Company’s interest expenses were $1,280 and $ 882 for the quarter ended March 31, 2004 and 2003 respectively. The change is due to the increase in principal of a note payable to a related party, therefore there is an increase in interest expense for this quarter compared to the previous quarter.

The Company recorded other general and administrative expenses of $ 76 for this quarter ended March 31, 2004 compared to general and administrative expenses of $128 for the quarter ended March 31, 2003. Other General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Company incurred $19,161 of realized loss on the investments for the current quarter, as a result of writing off the investment in Proconnextions.

The Company recorded an unrealized loss on investments of $ (33,159) for the quarter ended March 31, 2004 compared to a gain of $ 237,752 for the quarter ended March 31, 2003.  This is mainly due to the changes in fair market value of the Company’s investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. The Company is also taking higher discount rates for this quarter for its investment in ProGolf International, Inc., ProGolf.com, Inc. and CompuSonics Video Corporation.  The Board of Directors after careful deliberation decided that the new discount rates are more reasonable and fair. (See schedule of investments, page 5)

6.7.4.

Results of Operations. Nine months ended March 31, 2004 compared to nine-months ended March 31, 2003.

The Company revenues were $ 773 and $0 for the quarter ended March 31, 2004 and 2003, respectively. There were no sale of investments, no consulting services provided to other parties, no dividend or interest income from other parties for this quarter. The revenues for March 31, 2004 originated from the insurance fee refund, as a result of the policy cancellation. The Company has found another fidelity bond policy, which has a 60-days cancellation notice.

The Company recorded $25,000 of officer salaries for the nine-month period ended March 31, 2004 compared to officer salaries of $60,000 for the nine-month period ended March 31, 2003. Salary is owed to Mr. Itin, former CEO of the Company. Mr. Itin resigned from all the positions held with Enercorp, Inc, on September 14, 2003.

The Company recorded $10,037 and $14,995 of legal, accounting and other professional fees for the nine-month period ended March 31, 2004 and March 31, 2003, respectively. During the quarter ended March 31, 2003, the Company paid $2,000 in advisory services to an outside investment banker. Accounting fees for the previous period were about $2,000 higher than the accounting fees for the current period. This explains the main decrease in professional services for the current period.

The Company’s interest expenses were $ 3,631 and $ 2,359 for the nine-month period ended March 31, 2004 and 2003, respectively. The change is due to the increase in principal of note payable to a related party, therefore there is an increase in interest expense for this period, compared to the previous one.

The Company recorded other general and administrative expenses of $ 654 for the nine months period ended March 31, 2004 compared to general and administrative expenses of $623 the nine-month period ended March 31, 2003. General and administrative expenses include travel, telephone and other miscellaneous expenses.

The Company incurred $19,161 of realized loss on the investments for the 9-month period, as a result of writing off the investment in Proconnextions.

The Company recorded an unrealized gain on investments of $ 93,213 for the nine-month period ended March 31, 2004 compared to a loss of $ 71,559 for the same period ended March 31, 2003.  This is mainly due to the increase in market value of the Company’s investment in the publicly traded companies, CompuSonics Video Corporation and Ajay Sports, Inc.

6.8.

ITEM 3: CONTROLS AND PROCEDURES.

6.8.1.

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report Enercorp, Inc carried out an evaluation, under supervision of the Company’s Management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management concluded that the internal controls and procedures are effective.

6.8.2.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

6.9.

PART II. OTHER INFORMATION

6.9.1.

Item 1. Legal Proceedings

 On February 14, 2004, George Burmann ("Plaintiff") commenced a lawsuit against the Company (the "Lawsuit") by filing a Complaint in the District Court for the City and County of Denver, Colorado.  In the Complaint, Plaintiff claims to be a shareholder of the Company, and he has asked the Court to compel the Company to: (1) hold a meeting of shareholders, and, (2) produce certain business records at the Company's expense.  Plaintiff has not asserted a claim for damages, but he has asked to be reimbursed for his costs and attorney fees relating to the Lawsuit.  The Company timely responded to Mr. Burmann's Complaint by filing its Answer on April 2, 2004.  In the Answer, the Company denies that Plaintiff is entitled to the relief requested in the Complaint.  The Company further affirmatively states that a shareholder meeting is being scheduled, and that it has been responsive to Plaintiff's demands for information to which he is entitled by law.

A one-day trial to the Court is scheduled for September 17, 2004, if the Lawsuit is not resolved sooner.

6.9.2.

Item 2. Changes in Securities

None

6.9.3.

Item 3. Defaults Upon Senior Securities

None

6.9.4.

Item 4. Submission of Matters to a Vote of Security Holders

None

6.10.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

6.10.1.

Exhibits

None

6.10.2.

Form 8-K

None

6.11.

6.12.

SIGNATURE PAGE

Form 10-QSB

For the quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERCORP, INC

(Registrant)

By:/s/ Jeffrey E. Rautio

Jeffrey E. Rautio

President

Date: May 14, 2004

7.

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004(the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Jeffrey Rautio, President and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

1)

The Report referenced above has been read and reviewed by the undersigned.

2)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities  Exchange  Act  of  1934.

3)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

4)

Based upon our knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

5)

Based upon our knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

1)

We acknowledge that the Chief Executive Officer and Chief Financial Officer:

a)

are responsible for establishing and maintaining "disclosure controls and procedures" for the Company;

b)

have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

c)

have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d)

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

e)

have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

(1)

all significant  deficiencies  in the design or operation of internal controls  which could adversely affect the Company's ability to record, process, summarize, and report  financial data and have identified for the Company's auditors  any material weaknesses in internal controls; and

(2)

any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

f)

have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Jeffrey Rautio

President

/s/ Majlinda Xhuti

Chief  Financial  Officer

Dated:  May 14, 2004