Form 10KSB
period 2004-06-30
ENERCORP INC
filed 2004-10-14
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

--------           SECURITIES EXCHANGE ACT OF 1934, as amended (the “Act”)

FOR THE FISCAL YEAR ENDED: June 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

-------           SECURITIES EXCHANGE ACT OF 1934, as amended

FOR THE TRANSITION PERIOD FROM  ________TO ________

Commission File Number: 0-9083

Enercorp, Inc.

(Exact name of Company as specified in its charter)

Colorado

84-0768802

(State or other jurisdiction of

(IRS Employer

incorporation or organization)

Identification Number)

32751 Middlebelt Road, Suite B

Farmington Hills, Michigan

48334

(Address of principal executive offices)

(Zip Code)

Company's telephone number, including area code: (248) 851-5651

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:              Yes   X        No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    X

As of September 28, 2004 there were 695,897 shares of common stock issued and outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Company) held by non-affiliates was approximately 208,769.

F-#

Enercorp, Inc.

Form 10-K Filing for the Year Ended June 30, 2004

INDEX

PAGE

PART I

Item 1.    Business

3

Item 2.    Properties

12

Item 3.    Legal Proceedings

12

Item 4.    Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.   Market for Company's Common Equity and Related

              Stockholder Matters

13

Item 6.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations

14

Item 6A.Quantitative and Qualitative Disclosure About Market Risk

16

Item 7.  Financial Statements and Supplementary Data

16

Item 8.  Changes in and Disagreements with Accountants on

              Accounting and Financial Disclosure

16

PART III

Item  9.   Directors and Executive Officers of the Company

16

Item 10.   Executive Compensation

19

Item 11.   Security Ownership of Certain Beneficial Owners

                and Management

20

Item 12.   Certain Relationships and Related Transactions

21

PART IV

Item 13.   Exhibits, Financial Statement Schedules and

                Reports on Form 8-K

21-22

SIGNATURES

23

F-#

Enercorp, Inc.

FORM 10-KSB

PART 1

Item 1.    Business

Enercorp, Inc. (the "Company" or "Company") is a closed-end, non-diversified Investment Company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Company was incorporated under the laws of the State of Colorado on June 30, 1978.  The Company elected to become a business development company under the Investment Company Act on June 30, 1982.  A business development company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies.  The Company presently has four investee companies to which it provides management assistance.  Business development companies are not subject to the full extent of regulation under the Investment Company Act of 1940, as amended.  (See "Regulation-Business Development Companies" below).  The Company is primarily engaged in the business of investing in, and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth.  The Company's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Company's investment activity is limited by its working capital.  There is no assurance that the Company's objective will be achieved.

Investment Decisions and Policies.

The Company's investment decisions are made by its Management in accordance with policies approved by its Board of Directors.  The Company is not a registered investment advisor nor does it operate pursuant to a written investment advisory agreement that must be approved periodically by stockholders.  The Company relies solely upon its Management, particularly its Officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions.

Consistent with its objective of long-term capital appreciation, the Company consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Company's Management, have a significant potential for growth.

In addition to acquiring investment positions in new and developing companies, the Company also may occasionally invest in more mature privately and publicly-owned companies, some of which may be experiencing financial difficulties, but which, the Company believes, have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

Should its working capital position allow it to do so, the Company plans to take advantage of other opportunities to maintain and create independent companies with a significant potential for growth.  The Company's priorities for the future will be to attempt to (1) maximize the value and liquidity of its present investees, (2) increase its cash flow and intermediate term value through the acquisition of securities or assets of more established companies, and (3) make new higher risk investments in new and developing companies.

The Company has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire.  To date, the Company has made investments primarily in new and developing companies, the securities of which had no established public market.  Most of these companies initially were unable to obtain significant capital on reasonable terms from conventional sources.   The Company endeavors to assist its investee companies and their management teams in devising realistic business strategies and obtaining necessary financing.

The Company believes that it will be most likely to succeed in its investment strategies if its investee companies have strong management teams. Generally, the Company focuses as much or more on finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth, as it does on identifying, selecting and financing investment opportunities based on promising ideas, products or marketing strategies.  Consistent with this belief, the Company's managerial assistance often is provided in ways designed to build strong, independent management rather than simply providing management services.  For example, the Company encourages its investee companies to afford their management teams opportunities for meaningful equity participation and assists them in planning means to accomplish this result.  The Company also assists in arranging financing, provides from time to time guaranties and occasionally provides limited financing of such investee companies in order to assist management of its investee companies to achieve their goals with limited supervision from the Company.

The Company has never paid cash dividends nor does it have any present intent to do so.  The Company's future dividend policy is to make limited in kind distributions to its stockholders of its larger investment positions if and when its Board of Directors deems such distributions appropriate.  The Company, to date, has not made any distributions of its investment portfolio, nor does it have any immediate plans to do so.

Business development is by nature a high-risk activity that often results in substantial losses.  The companies, in which the Company invests and will invest, especially in the early stages of an investment but to some extent with established investees, often lack effective management, face operating problems and have incurred substantial losses.  Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of their management, be managed ineffectively and yet have the potential for substantial growth or for reorganization into separate independent companies.

The Company will attempt to reduce the level of its investment risks through one or more of the following factors:

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

As a business development company, the Company is subject to the provisions of Sections 55 through 65 of the Investment Company Act of 1940, as amended, and certain additional provisions of that Act made applicable to business development companies by Section 59 of that Act.  Under these regulations, the Company's investment policies are defined and subject to certain limitations.  See "Regulation-Business Development Companies."  Furthermore, under Section 58 of that Act, the Company may not withdraw its election to be so regulated without the consent of a majority of its issued and outstanding voting securities.

The Company has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire.  The Company has in the past, and may continue in the future to invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2004, and the Company does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

The Company endeavors to achieve its objectives in accordance with the following general policies:

(1)

The Company acquires securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

(2)

The Company attempts to acquire, if possible and consistent with the Company's capital resources, a large or controlling interest in its investees through purchases of equity securities, including warrants, options, and other rights to acquire such securities combined, if appropriate, with debt securities, including demand notes, term loans and guarantees, or debt instruments or preferred stock, convertible into, or with warrants to purchase additional equity securities.

(3)

The Company may make additional or "follow-on" investments in its investees, when appropriate to sustain the investees or to enhance or protect the Company's existing investment.

(4)

The Company will determine the length of time it will retain its investment by evaluating the facts and circumstances of each investee and the Company’s relationship with each investee.  The Company generally will retain its investments for a relatively long period, sometimes as long as many years, with the result that its rate of portfolio turnover is low.  Investments are retained until, in the sole opinion of the Company, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value the Company sought (or such a market can be readily established) or until the Company, in its sole discretion, decides that its investment is not likely to result in future long-term capital appreciation.

At the time of sale of the Company's portfolio securities, there may not be a market of sufficient stability to allow the Company to sell its entire position, potentially resulting in the Company not being able to sell such securities at prevailing market prices or at the prices at which the Company may have valued its position in the investee's securities.

Valuation-Policy Guidelines

The Company's Board of Directors is responsible for the valuation of the Company's assets in accordance with its approved guidelines.  The Company's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of the specific investments.

There is a range of values, which are reasonable for an investment at any particular time.  Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts.  To increase objectivity in valuing the securities, the Company uses external measures of value such as public markets or significant third-party transactions whenever possible.  Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. Certain members of the Company's Board of Directors may hold minor positions in some of the Company’s investee companies and certain members of the Board of Directors may hold officer or director positions with some of the Company's investee companies.

Valuations assume that, in the ordinary course of its business, the Company will eventually sell its position in the public market or may distribute its larger positions to its stockholders.  Accordingly, no premiums are placed on investments to reflect the ability of the Company to sell block positions or control of companies, either by itself or in conjunction with other investors.  In fact, in certain circumstances, the Company may have to sell the securities it owns of its investees in the open market at discounts to market prices at the time of sale, due to the large position it may hold relative to the average daily trading volume.

The Company uses four basic methods of valuation for its investments and there are variations within each of these methods.  The Company's Board of Directors, in its sole discretion, has determined that the Company's four basic valuation methods constitute fair value.  As an investee evolves, its progress may sometime require changes in the Company's method of valuing the investee's securities.  The Company's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at a total value.  The Company believes that a mixture of valuation methods is often essential to represent a fair value of the Company's investment position in any particular investee.  For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company.  In various instances of valuation, the Board of Directors of the Company may modify the valuation methods mentioned below based on the Board of Directors best judgment at any particular time.

The Cost Method values an investment based on its original cost to the Company, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Company.  While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee’s development and is often not directly tied to objective measurements.  All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment warrant a change to another method.  Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

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

The Private Market Method uses third-party transactions (actual or proposed) in the investee’s securities as the basis for valuation.  This method is considered to be an objective measure of value since it depends upon the judgment of a sophisticated, independent investor.  Actual firm offers are used as well as historical transactions, provided that any offer used was seriously considered and well documented.

The public market method is the preferred method of valuation when there is an established public market for the investee's securities, since that market provides the most objective basis for valuation.  In determining whether the public market is sufficiently established for valuation purposes, the Company examines the trading volumes, the number of stockholders and the number of market makers.  Under the public market method, as well as under the other valuation methods, the Company may discount investment positions that are subject to significant legal, contractual or practical restrictions.   When an investee's securities are valued under the Public Market Method, Common Stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value, subject to management and board discretion, of the underlying common stock.  Although the Company believes that a public market could be created for the options and warrants of certain of its investees, thereby possibly increasing the value of these rights above their arbitrage value, the Company did not reflect this possibility in its valuation.

Regulation - Business Development Companies

The following is a summary description of the Investment Company Act of 1940, as amended, as applied to business development companies.  This description is qualified in its entirety by reference to the full text of the Act and the rules promulgated thereunder by the Securities and Exchange Commission (the "SEC").

The Small Business Investment Incentive Act of 1980 became law on October 21, 1980.  This law modified the provisions of the Investment Company Act of 1940, as amended, that are applicable to a company, such as the Company, which elects to be treated as a "business development company."  The Company elected to be treated as a business development company on June 30, 1982.  The Company may not withdraw its election without first obtaining the approval of a majority of its issued and outstanding voting securities.

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

The Investment Company Act of 1940, as amended, prohibits or restricts the Company from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies.  Moreover, the Investment Company Act of 1940, as amended, limits the type of assets that the Company may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Company's assets consists of qualifying assets.  The effect of this regulation is to require that at least  70% of a business development company's assets be maintained in qualifying assets.  Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Company acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Company's initial acquisition of their securities but are no longer eligible, provided that the Company has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt.  The Investment Company Act of 1940, as amended, also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets.  The Company believes as of June 30, 2004, that more than 90% of its assets would be considered qualifying assets.

The Company is permitted by the Investment Company Act of 1940, as amended, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock, if its asset coverage, as defined in the Investment Company Act of 1940, as amended, is at least 200% after the issuance of the debt or the preferred stock.  The Company currently has no policy regarding issuing of multiple classes of senior debt or a class of preferred stock.

The Company may issue, in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to such persons for the exercise thereof) in connection with an executive compensation plan, if certain conditions are met.  These conditions include the authorization of such issuance by a majority of the Company's voting securities (as defined below) and the approval by a majority of the independent members of the Board of Directors and by a majority of the Directors who have no financial interest in the transaction.  The issuance of options, warrants or rights to Directors who are not also Officers requires the prior approval of the SEC.

As defined in the Investment Company Act of 1940, as amended, the term "majority of the Company's issued and outstanding voting securities" means the vote of (a) 67% or more of the Company's issued and outstanding common stock present at a meeting, if the holders of more than 50% of the issued and outstanding common stock are present or represented by proxy, or (b) more than 50% of the Company's issued and outstanding common stock, whichever is less.

The Company may sell its securities at a price that is below the prevailing net asset value per share, only upon the approval of the policy by the holders of a majority of its issued and outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, at its last Annual Meeting or within one year prior to the transaction.  In addition, the Company may repurchase its Common Stock, subject to the restrictions of the Investment Company Act of 1940, as amended.

In accordance with the Investment Company Act of 1940, as amended, a majority of the members of the Company's Board of Directors must not be "interested persons" of the Company, as that term is defined in the Investment Company Act of 1940, as amended.  Generally,  "interested persons" of the Company include all affiliated persons of the Company and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to the Company, any person who has acted as legal counsel to the Company within the last two fiscal years, or any broker or dealer, or affiliate or a broker or dealer.

Most of the transactions involving the Company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act of 1940, as amended, prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Company's independent Directors and a majority of the Directors having no financial interest in the transactions.  The effect of this Amendment is that the Company may engage in certain affiliated transactions that would be prohibited, absent prior SEC approval in the case of investment companies, which are not business development companies.  However, transactions involving certain closely affiliated persons of the Company, including its Directors, Officers and employees, still require the prior approval of the SEC.  In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of the Company's issued and outstanding Common Stock, (b) any Director, Executive Officer or General Partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person.  Such persons generally must obtain the prior approval of a majority of the Company's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Company or any company controlled by the Company.  In accordance with the Investment Company Act of 1940, as amended, a majority of the members of the Company's Board of Directors are not interested persons as defined in the Act of 1940, as amended.  The Investment Company Act generally does not restrict transactions between the Company and its investee companies.

Finally, notwithstanding restrictions imposed under Federal Securities Laws, it is anticipated that the Company will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Company's ability to distribute, sell or transfer such securities.  And as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for such securities.  Economic conditions may also make the price and terms of a sale or transfer transactions unattractive.

Other Securities Law Considerations

In addition to the above-described provisions of the Investment Company Act of 1940, as amended, there are a number of other provisions of the Federal Securities Laws that affect the Company's operations.  For example, restrictions imposed by the Federal Securities Laws, in addition to possible contractual provisions, may adversely affect the ability of the Company to sell or otherwise to distribute or dispose of its portfolio securities.

Most if not all securities which the Company acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act of 1933, as amended.  Thus, the Company will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or the Company is able to rely on an available exemption from such registration requirements.  In most cases the Company will endeavor to obtain from its investee companies "registration rights," pursuant to which the Company will be able to demand that an investee company register the securities owned by the Company at the expense of the investee company.   Even if the investee company bears this expense, however, the registration of any securities owned by the Company is likely to be a time-consuming process, and the Company always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for such securities.

At times the Company will not register portfolio securities for sale but will seek to sell and sometimes seek an exemption from registration.  The most likely exemption available to the Company is section 4(1) of the Securities Act of 1933, as amended, which, in effect, exempts sales of securities not involving a public distribution of the securities.  This exemption will likely be available to permit a private sale of portfolio securities, and in some cases a public sale, if the provisions of Rule 144 under the Securities Act of 1933, as amended, are complied with.  Among other things, Rule 144 generally requires that securities be sold in "broker transactions," and imposes a one-year holding period prior to any resale of restricted securities.

The Company may elect to distribute in-kind securities of investee companies to its stockholders.  Prior to any such distribution, the Company expects that it will need to file, or cause the issuers of such distributed securities, to file, a registration statement or, in the alternative, an information statement, which when declared effective by the SEC, will permit the distribution of such securities and also permit distributee stockholders of the Company to sell such distributed securities.

Federal Income Tax Matters

For federal and state income tax purposes, the Company is taxed at regular corporate rates on ordinary income and realized gain.  It is not entitled to the special tax treatment available to more regulated investment companies, although the Company plans to conduct its affairs, if possible, to minimize or eliminate federal and state income taxes.   Distributions of cash or property by the Company to its stockholders will be taxable as ordinary income only to the extent that the Company has current or accumulated earnings and profits.

The "alternative tax" rate at which corporations are taxed on long-term capital gains is up to 35% pursuant to the Tax Reform Act of 1986 (the "Tax Reform Act").  A corporation generally may offset capital loss only against capital gain.  Generally, if the Company realizes a net capital loss for any taxable year, it can carry back such net capital loss only against capital gain.  Such a net capital loss for any taxable year can generally be carried back to each of the three preceding taxable years, and then any unused portion thereof may be carried over into the subsequent taxable years for a period of five years.

Future Distributions

The Company does not currently intend to pay cash dividends.  The Company's current dividend policy is to make in-kind distributions of its larger investment positions to its stockholders when the Company's Board of Directors deems such distributions appropriate.  Because the Company does not intend to make cash distributions, stockholders would need to sell securities distributed in-kind, when and if distributed, in order to realize a return on their investment.

An in-kind distribution will be made only when, in the judgment of the Company's Board of Directors, it is in the best interest of the Company's stockholders to do so.  The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on the investee's customers, joint venture associates, other investors, financial institutions and management; tax consequences and the market effects of an initial or broader distribution of such securities.  Securities of the Company's larger investment positions in more mature investee companies with established public markets are most likely to be considered for distribution. It is possible that the Company may make an in-kind distribution of securities that are substantially liquid irrespective of the distributee's stockholder rights to sell such securities.  Any such in-kind distribution would require stockholder approval only if the distribution represents substantially all of the Company's assets.  It is possible that the Company may make an in-kind distribution of securities that have appreciated or depreciated from the time of purchase depending upon the particular distribution.  The Company has not established a policy as to the frequency or size of distributions and indeed there can be no assurance that any distributions will be made.  To date, no such distributions have been made and the Company is not considering doing so, but the Company may consider doing so in the future.

Managerial Assistance

The Company believes that providing managerial assistance to its investees is critical to its business development activities.  "Making available significant managerial assistance" as defined in the Investment Company Act of 1940, as amended, with respect to a business development company such as the Company means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company.  The Company is required by the Investment Company Act of 1940, as amended, to make significant managerial assistance available at least with respect to investee companies that the Company treated as qualifying assets for purposes of the 70% test.  The nature, timing and amount of managerial assistance provided by the Company varies depending upon the particular requirements of each investee company.

The Company may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals.  In this connection, the Company may assist clients in developing and utilizing accounting procedures to record efficiently and accurately, transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations.  The Company may also seek capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors.  Where possible, the Company may introduce its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants.  The Company also assists with joint ventures, acquisitions and mergers.

In connection with its managerial assistance, the Company may be represented by one or more of its Officers or Directors who are members of the Board of Directors of an investee.  As an investment matures and the investee develops management depth and experience, the Company's role will become progressively less active.  However, when the Company owns or, on a pro forma basis, could acquire a substantial proportion of a more mature investee company's equity, the Company remains active in, and will frequently be involved in, the planning of major transactions by the investee.  The Company's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

Competition

The Company is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than is the Company and have significantly larger net worth, financial and personnel resources than does Company.  In addition, the Company competes with companies and individuals engaged in the business of providing management consulting services.

Employees

As of June 30, 2004 the Company had no employees.

Item 2.    Properties

The Company subleases office space from a stockholder of the Company. The Company occupies an office and shares a common area with such stockholder.  The Company believes that the lease rate paid for this space represents current market rates.  The sublease is on a month-to-month basis.

Item 3.    Legal Proceedings

       On February 14, 2004, George Burmann ("Plaintiff") commenced a lawsuit against the Company (the "Lawsuit") by filing a Complaint in the District Court for the City and County of Denver, Colorado.  In the Complaint, Plaintiff claimed to be a shareholder of the Company, and asked the Court to compel the Company to: (1) hold a meeting of shareholders, and, (2) produce certain business records at the Company's expense.  Plaintiff did not assert a claim for damages, but he has asked to be reimbursed for his costs and attorney fees relating to the Lawsuit.  The Company timely responded to Mr. Burmann's Complaint by filing its Answer on April 2, 2004.  In the Answer, the Company denied that Plaintiff was entitled to the relief requested in the Complaint.  The Company further scheduled a shareholder meeting to be held on September 10, 2004, and it has been responsive to Plaintiff's demands for information to which he is entitled by law.

The Company filed the Definitive Proxy Statement with the SEC on August 20, 2004. Furthermore, the Company set the record date for this meeting on August 3, 2004, and completed all the required procedures to ultimately provide all its eligible shareholders with the annual meeting Proxy Statement and Proxy Card, accompanied by the latest annual report, 10KSB, no later than August 31, 2004. At the Plaintiff’s urging, and over the objection of the Company, the District Court for the City and County of Denver enjoined the meeting from going forward.

It is the opinion of the Company’s directors that Plaintiff is motivated by other than a lawful purpose, and that Plaintiff’s expressed intention to effect a change in the Company’s management is contrary to the Company’s best interest.  The Company does not agree with the above Court’s decision and will continue to defend the case. The Company does not believe that it is in the best interest of its shareholders for a 6.5% shareholder to dictate to, and impose his will upon the entire Company without a lawful purpose.

The Plaintiff was in control of the Company from June 2001-December 2001, and played a major role as a Director of the Company, in the “Wen Group” deal, which was rescinded after a complete failure of this group of investors to fulfill what they promised and signed in the Subscription Agreement of September 2001. Plaintiff voluntarily resigned from all his positions with the Company “Defendant”, on December 2, 2001. The Company suffered the bitter consequences of such wrongful management in at least several ways, such as late filings with the SEC, reputation impairment, price decrease of the Company’s common stock, etc.

Item 4.    Submission of Matters to a Vote of Security Holders

        Annual Shareholders Meeting.

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder

             Matters

Market Information

From April 11, 1996 through September 17, 1998, the Company's common stock was listed for trading on the Nasdaq SmallCap Market under the stock symbol ENCP.  In early 1998, Nasdaq implemented new increased standards for continued listing.  The Company was not able to meet these new standards and Nasdaq delisted the common stock after the close of business on September 17, 1998.  Since September 18, 1998, the principal market in which the Company's common stock is traded has been the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 30, 2002 through June 30, 2004, are as set forth below.  The "OTC" electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

HIGH BID

LOW BID

Fiscal 2003-Quarters Ended:

September 30, 2002

$0.50

                 $0.35

December 31, 2002

$0.12

                 $0.05

March 31, 2003

$0.05

                 $0.05

June 30, 2003

$0.25

                 $0.10

Fiscal 2004 – Quarters Ended:

September 30, 2003

$0.38

$0.38

December 31, 2003

$0.42

$0.35

March 31, 2004

$0.90

$0.20

June 30, 2004

$0.30

$0.20

Holders

The approximate number of record holders of the Company's common stock as of June 30, 2004 was approximately 1,332. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

Dividends

The Company has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Recent Sales of Securities.

The Company issued to various accredited investors 369,318 shares of 6% Cumulative Convertible Preferred Stock, Par Value $0.88/share, on August 2, 2004.The Company received $325, 000 for the newly issued Legended Preferred shares. The Legended Preferred shares were sold at a price of $0.88/per share, convertible one for one to Common stock equal to the latest NAV (Net asset Value) per common share at day’s end, June 30, 2004. The proceeds from this funding were used to pay off the majority of the Company’s then outstanding liabilities, pay the cost of the shareholder meeting, and provide working capital.

On August 30, 2004, the District Court, City and County of Denver, of Colorado issued a Temporary Restraining Order, which enjoined the Company from proceeding with scheduled September 10, 2004 shareholder meeting. The Court set the new shareholder meeting record date of February 17, 2004. This new record date prevents the recent investors in the Company from being entitled to vote in the upcoming shareholder meeting.

The Company committed to the new investors to entitle them with the voting rights in recognition for the capital they had invested in the Company. Unable to do so, the Company’s Board of Directors in accordance with the investing parties, decided to convert the recently issued securities into the secure debt totaling $325,000.

Item 6.    Management's Discussion and Analysis of Financial Condition and  Results of Operations

Capital Resources and Liquidity.

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of any success in any of such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company, as of June 30, 2004, had no material commitments for capital expenditures.

Total assets for the fiscal year ending June 30, 2004 amount to $946,581. Net assets as of June 30, 2004 were $613,071.

For the years ended June 30, 2004, and June 30, 2003, the Company's cash flow was dependent primarily upon the certain loans made to the Company by related parties.

The Company's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities, when, and to the extent, the Board of Directors decides such sales are appropriate or necessary.

One of the Company's investees is Ajay Sports, Inc (“ Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. President of the Company, Mr. Rautio is also member of the Board of Directors of Ajay.

One of the Company's other current investees is CompuSonics Video Corporation ("CPVD"), which is in the business of marketing and distribution of several engineering software products. Mr. Parlatore, director of the Company is also a member of the Board of Directors of CPVD.

One of the Company's other current investees is Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding common stock of Pro Golf of America, Inc. (PGoA) and a majority of the common stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores.

ProGolf. Com, Inc. (“PG.com”) is a Company formed to assist in directing traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. PG.com is a majority owned subsidiary of PGI.

Management of the Company devoted time and resources to providing significant managerial assistance to Ajay Sports, Pro Golf International, ProGolf.com and CPVD, in varying degrees, during the fiscal year ended June 30, 2004. The Company received no compensation for such contribution.

Material Changes in Financial Condition

On June 30, 2004 the total net fair market value of investments was $946,164 compared to $900,643 on June 30, 2003. This increase in total fair market value of the investments valued on June 30, 2004, has mainly resulted from the increase in fair market value of CompuSonics Video Corporation common stock, which traded at $0.052 and $0.037 respectively, on June 30, 2004 and 2003.

The liabilities increased by $72,520 for this year compared to the last year's total liabilities. This change is caused by the $25,000 increase in accrued officer salary, the $15,000 increase in face value of Note payable owed to Dearborn Wheels, Inc, the $30,000 increase in management fees owed to Acrodyne Corporation, and the $5,002 increase in the interest payable on the Note payable to Dearborn Wheels, Inc. The accounts payable decreased by $2,482 for this year compared to the previous year's accounts payable. As a result of these changes, the total net asset value decreased by $27,201 for the year ended June 30, 2004.

Dearborn Wheels, Inc., has provided the liquidity to the Company through short-term loans. The Company is past due on the repayment of the Note payable to Wen Group. This Note has a face value of $30, 000, bears no interest and was due June 2002.The Company is contesting this Note payable.

The Company’s current plan is to bring in other investors, borrow funds secured by collateral or sell a portion of its security holdings.

Results of Operations.

The Company had total revenues of $ 992 for the year ended June 30, 2004 compared to $1,310 of revenues for the year ended June 30, 2003. These revenues in both years were primarily the result of some refunds, and the write off of some accounts payable.

For the year ended June 30, 2004, the Company had a net loss from operations of $(91,881) compared to a net loss from operations of $169,093 for the year ended June 30, 2003. This decrease in the net loss in 2004 is mainly due to the decrease in accrued salary expense owed to the former president of Enercorp, Inc., who resigned from all positions he held with Enercorp, Inc. in September 2003.

The Company recorded $10,102 in accounting fees for the year ended June 30, 2004 compared to $12,562 of accounting fees for the year ended June 30, 2003.

The Company recorded $5,001 interest expense on the note payable to Dearborn Wheels, Inc. for the year ended June 30,2004 compared to $3,355 interest expense on the same note for the year ended June 30, 2003. The increase in the interest expense is due to the increase in the principal amount of the underlying note.

The Company recorded an unrealized gain on investments of $ 64,681 for the fiscal year ended June 30, 2004, compared to an unrealized loss on investments of $145,199 for the fiscal year ended June 30, 2003.  The change for the years indicated is largely the result of the increase in market value of the common stock of the largest investee of the Company, CompuSonics Video Corporation.

The Company recorded a realized loss of $19,161 on the write off of the Proconnextions, Inc investment for the year ended June 30, 2004, compared to a realized loss of $0 for the year ended June 30, 2003. This investment is considered to be worthless.

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

Item 8

Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure

           Not applicable.

PART III

Item 9.   Directors, Executive Officers and Treasurer of the Company

           (a)(b)

Identification of Directors and Executive Officers

 Commencement Date of

 Service as Officer

 and/or

Name

Position with Company

Age

 Director

James C. Sargent                  Director/Chairman/CEO           88                   09/16/2003

Jeffrey E. Rautio

Director/President/COO           43                   10/16/2002

Salvatore M. Parlatore           Director                                    30                   10/16/2002

There were no arrangements or understandings between or among any of the above Officers and Directors pursuant to which any one of such persons was elected to any such office or position.  The first two Directors were elected at the last Annual Meeting of the Company Shareholders to serve Company until their successors are duly elected and qualified.

Thomas W. Itin resigned from all positions in the Company, effective September 14, 2003. The Board expressed appreciation for his services to the Company.

James C. Sargent was elected to the Board of Directors and to the position of the Chairman and CEO of the Company effective September 14, 2003. Jeffrey E. Rautio was elected to the position of President and COO of the Company.

(c)     Significant Employees

             Not applicable

(d)   Family Relationships

             None

 (e)     Business Experience

James Cunningham Sargent, Sr., born 1916 in New Haven, Connecticut, graduated from the Taft School in June 1935, attended the University of Virginia earning a B.A. degree in 1938 and an LLB Degree in 1940.  From 1942 to 1946, he served in the US Air Force from a Private to a Captain serving for two years in Australia, New Guinea and the Philippines.  Admitted to practice law in New York State in 1940, he was admitted to practice law in the District of Columbia in 1961.  From 1940 to 1951, he served as an associate with Clark & Baldwin, as a trial attorney for Consolidated Edison Company of New York, as a law assistant with the Appellate Division of the Supreme Court of the State of New York and as an Assistant Attorney General of the State of New York.  In 1951, he became an associate and then partner of Spence & Hotchkiss, a law firm in New York City.  In November 1955, he was sworn in as the Regional Administrator of the New York office of the United States Securities and Exchange Commission where he served until June 1956 when he was sworn in as a Commissioner of the United States Securities and Exchange Commission, an appointment by President Eisenhower, with the advice and consent of the US Senate.  Following his service with the SEC, Mr. Sargent returned to New York City, where he became a partner in firms specializing in securities law.  He remained a partner of Whitman & Ransom until November 1995.  He then became counsel to Opton Handler Gottlieb Feiler and Katz until March 1997.  Mr. Sargent continues to practice law.

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

Salvatore M. Parlatore was co-founder, Director of Operations and Director of Strategy, from 1997 – 2001 for Nexiv, Inc., a “startup” website, hosting and Internet services company. From 1997-1999, he was Senior Project Manager with Webstyles, LLC.   Earlier he was retained or employed by Gettys Group, Inc. 1996-1997 as a management consultant, where he specialized in commercial real estate evaluations and renovations nationally, particularly hotel projects.  A summer 2002 internship at Whirlpool provided experience as an Associate Brand Manager. A native of Southampton, Long Island, Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada then later earned a BS in Business Administration in 1996 at Cornell U., Ithaca - NY.   He earned a MBA degree in May 2003 majoring in marketing and information technology at the University of Illinois, Urbana-Champaign.

(a)

Involvement in Certain Legal Proceedings

  On February 14, 2004, George Burmann ("Plaintiff") commenced a lawsuit against the Company (the "Lawsuit") by filing a Complaint in the District Court for the City and County of Denver, Colorado.  In the Complaint, Plaintiff claimed to be a shareholder of the Company, and asked the Court to compel the Company to: (1) hold a meeting of shareholders, and, (2) produce certain business records at the Company's expense.  Plaintiff did not assert a claim for damages, but he has asked to be reimbursed for his costs and attorney fees relating to the Lawsuit.  The Company timely responded to Mr. Burmann's Complaint by filing its Answer on April 2, 2004.  In the Answer, the Company denied that Plaintiff was entitled to the relief requested in the Complaint.  The Company further scheduled a shareholder meeting to be held on September 10, 2004, and it has been responsive to Plaintiff's demands for information to which he is entitled by law.

The Company filed the Definitive Proxy Statement with the SEC on August 20, 2004. Furthermore, the Company set the record date for this meeting on August 3, 2004, and completed all the required procedures to provide ultimately all its eligible shareholders with the annual meeting Proxy Statement and Proxy Card, accompanied by the latest annual report, 10KSB, no later than August 31, 2004. At the Plaintiff’s urging, and over the objection of the Company, the District Court for the City and County of Denver enjoined the meeting from going forward.

It is the opinion of the Company’s directors that Plaintiff is motivated by other than a lawful purpose, and that Plaintiff’s expressed intention to effect a change in the Company’s management is contrary to the Company’s best interest.  The Company does not agree with the above Court’s decision and will continue to defend the case. The Company does not believe that it is in the best interest of its shareholders for a 6.5% shareholder to dictate to, and impose his will upon the entire Company without a lawful purpose.

The Plaintiff was in control of the Company from June 2001-December 2001, and played a major role as a Director of the Company, in the “Wen Group” deal, which was rescinded after a complete failure of this group of investors to fulfill what they promised and signed in the Subscription Agreement of September 2001. Plaintiff voluntarily resigned from all his positions with the Company “Defendant”, on December 2, 2001. The Company suffered the bitter consequences of such wrongful management in at least several ways, such as late filings with the SEC, reputation impairment, price decrease of the Company’s common stock, etc.

(b)

Promoters and Control Persons

            None

(h)     Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual statements of changes in ownership on Form 5.  Executive officers, directors and greater than ten percent beneficial owners are required under the regulations related to Section 16 to furnish the Company with a copy of each report filed.

Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended June 30, 2004, and written representations of the persons required to file said reports, the Company believes that all reports were filed and done so on a timely basis.

Item 10.     Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's Chief executive officer for the two years ending June 30, 2004 and 2003. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

  Annual Compensation  Awards

                                                                 Annual Compensation (in dollars)          Awards

             Securities

         Other Annual    Underlying

Name and Principal Position    Year          Salary          Bonus    Compensation  Stock Options

Thomas W Itin,   President,          2004        $25,000       -0-             -0-                        -0-

Chief Executive Officer &             2003         120,000      -0-             -0-                        -0-

 Treasurer.

Option/SAR Grant Table

No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2004.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

No stock options were exercised during the fiscal year ended June 30, 2004.

Compensation of Directors

The Company has an arrangement with its disinterested non-employee Directors to pay them a fee of $500 for each regular and non-scheduled Board of Directors meeting attended, either in person or by telephone.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Security Ownership of Management

Set forth below is information as to each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's Directors and named Executive Officers, individually, and Executive Officers and Directors as a group, as of June30, 2004.

Amount and Nature

Name and Address of

of Beneficial

Beneficial Owner

Ownership Of Class

Percent

Dr. Vasant Chheda

    50,000

7.2%

7 Highland Place

Great Neck, NY  11020

Charles Maginnis

60,000

8.6%

c/o Corporate Securities Group, Inc.

(1)(2)

7600 Southland Blvd., Suite 101

Orlando, FL 32809

George Burmann

45,500

6.5%

c/o Corporate Securities Group, Inc.

(1)(2)

7600 Southland Blvd., Suite 101

Orlando, FL 32809

(1)

Based upon information contained in the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission.

(2)

Common Stock.

Change in control of the Company has occurred since September 14, 2003.   On September 14,2003 Thomas W. Itin resigned as Director, Chairman of the Board, and from all officer- ship positions in the Company. Effective September 14, 2003 the Board of Directors appointed James C. Sargent as a Director, Chairman of the Board, and Chief Executive Officer. On the same day the Board of Directors appointed Jeffrey E. Radio as a Chief Operations Officer and President of the Company.

Item 12.    Certain Relationships and Related Transactions

CompuSonics Video Corporation (“CPVD”) is one of the largest investees of the Company.  Salvatore Parlatore, Director of the Company, and Thomas W. Itin, former Chairman, President and CEO of the Company, are members of the Board of Directors of CPVD. Mr. Itin also holds the position of Chairman of CPVD.

Ajay Sports, Inc is a related party with the Company Enercorp, Inc. Thomas W. Itin, former Chairman, President, and CEO of the Company, holds the position of Chairman in Ajay Sports, Inc. Thomas W. Itin has a controlling interest in Ajay Sports, Inc.

Pro Golf International, Inc (“PGI”) is a related party to the Company. Thomas W. Itin former Chairman, President, and CEO of the Company, holds the position of Chairman and CEO in PGI, a 91% owned subsidiary of Ajay Sports, Inc. Thomas W. Itin owns a controlling interest by reason of attribution in Pro Golf International, Inc.

ProGolf.com, Inc is a related party with the Company Enercorp, Inc. Thomas W. Itin, former Chairman, President, and CEO of the Company, holds the position of Chairman and CEO in ProGolf.com, Inc, an 85% owned subsidiary of Pro Golf International, Inc. Thomas W. Itin has a controlling interest by reason of attribution in ProGolf.com, Inc.

The Company, Enercorp, Inc. has a Note Payable of $54,950 to Dearborn Wheels, Inc. Former Chairman’s daughter is the President of Dearborn Wheels, Inc. The Note was issued on December 6, 2001 @ 10% interest rate per annum, and was paid off in August of 2004. As of June 30, 2004, balance of interest payable on this Note was $9,899.

The Company owes $2,500 per month in Management fees to Acrodyne Corporation, a company in which the Company’s former President has an interest. As of June 30, 2004, balance of accrued fees due to Acrodyne Corporation was $ 80,000.

PART IV

Item 13.    Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report immediately following the signature page, or are incorporated herein by reference

      (1)   Financial Statements

Independent Auditor's Report

F-1

Statements of Assets and Liabilities as of June 30,

            2004 and 2003

F-2

Schedule of Investments as of June 30, 2004 and June 2003                         F-3 to F-4

Statements of Changes in Stockholders' Equity for

            the Years Ended June 30, 2004 and 2003

F-5

Statements of Operations for the Years Ended

           June 30, 2004 and 2003

F-6

Statements of Cash Flows for the Years Ended June

           30, 2004 and 2003.

F-7

 Notes to Financial Statements

F-8  to F-14

(2)  Certification pursuant to 18 USC,  Section  1350,  as adopted pursuant to sections 302  and  906  of the Sarbanes-Oxley  Act  of  2002.                    F-15 to F-16

       (3)   Exhibits:

            3.1      Amended and Restated Articles of Incorporation as

                       Filed with the Secretary of State, State of

                       Colorado, April 2, 1996*

1.1

Bylaws**

1.2

Note payable to Dearborn Wheels, Inc

1.3

Note payable to Wen Group***

*Incorporated by reference from Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended June 30, 1989.

**Incorporated by reference from Exhibits 3.1 and 3.2 to the Company's Form 10-K for the fiscal year ended June 30, 1981.

***Incorporated by reference from Exhibits 3.4 to the Company’s Form 10-KSB for the fiscal year ended June 30, 2003.

(b)   Reports on Form 8-K.

Form 8-K dated August 12, 2004

(c)   Required exhibits are incorporated by reference.

F-#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERCORP, INC.

(Company)

By  /s/ Jeffrey E. Rautio, President

Jeffrey E. Rautio, President

Date:   October 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities specified  and on the dates indicated.

Date: October 13, 2004

                                            /s/ James C. Sargent, Director

                                           James C. Sargent, Director

Date: October 13, 2004           /s/ Jeffrey E. Rautio, Director

Jeffrey E. Rautio, Director

Date: October 13, 2004

  /s/ Salvatore M. Parlatore, Director

Salvatore M. Parlatore, Director

F-#

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

of Enercorp, Inc.

We have audited the accompanying statements of assets and liabilities of Enercorp, Inc., including the schedules of investments, as of June 30, 2004 and 2003, and the related statements of changes in stockholders’ equity, operations and cash flows for the years ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of June 30, 2004 by correspondence with the custodian and brokers.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    J L Stephan Co., PC

J L Stephan Co., PC

Traverse City, Michigan 49686

September 15, 2004

F-#

Enercorp, Inc.

Statements of Assets and Liabilities

ASSETS	June 30, 2004	June 30, 2003
Investments, at fair value, cost of $1,231,638 and $1,231,638
at June 30, 2004 and June 30, 2003, respectively	$946,164	$900,643
Cash	417	618
	$946,581	$901,261
LIABILITIES AND NET ASSETS
Liabilities
Note payable	$30,000	$30,000
Note related-party	54,950	39,950
Accounts payable and accrued liabilities	13,660	16,142
Officer salary payable	145,000	120,000
Accrued management fees-related party	80,000	50,000
Interest payable-related party	9,899	4,897
	333,509	260,989
Net assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at June 30, 2004 and June 30, 2003.	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated deficit	(1,008,867)	(916,985)
Unrealized net gain on investments, net of deferred
income taxes at June 30, 2004 and June 30, 2003 respectively	(266,313)	(330,994)
	613,071	640,272
	$946,581	$901,261

                        See notes to financial statements

F-#

Enercorp, Inc.

Schedule of Investments

June 30, 2004

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.053		92		92
	Web Site Development			10,000,000	0.053	106,477	525,000	(157,500)	367,500
Ajay Sports Inc.	Golf & Casual Furniture			294,118	0.05	600,000	14,706		14,706
				16,667	0.05	37,500	833		833
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			2,000	0.05	20,000	100		100
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	7,450		195,000	366,148	(73,230)	292,918
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.8	252,000	540,000	(270,000)	270,000
	Subtotal					1,210,977	1,446,879	(500,730)	946,150
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &
	control systems	03/12/08	b	50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.05	1,500	15		15
	Total All Companies					1,212,477	1,446,894	(500,730)	946,165
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

See notes to financial statements

Enercorp, Inc

Schedule of Changes in Stockholder's Equity

For the years ended June 30, 2004 and June 30, 2003

			Retained Earnings
	Common Stock		(Accumulated	Other Compreh.
	Shares	Amount	Deficit)	Income	Total

Balance at June 30, 2002	695,897	1,888,251	(747,893)	(185,796)	954,562

Increase in Common Stock	0	0	--	--	0

Net gain (loss)	--	--	(169,092)	--	(169,092)

Unrealized gain on investments,
net of taxes	--	--	--	(145,199)	(145,199)

Balance at June 30, 2003	695,897	1,888,251	(916,985)	(330,995)	640,271

Increase in Common Stock	0	0	--	--	0

Net gain (loss)	--	--	(91,881)	--	(91,881)

Unrealized gain on investments,
net of taxes	--	--	--	64,681	64,681

Balance at June 30, 2004	695,897	$ 1,888,251	$(1,008,866)	$ (266,314)	$ 613,071

See notes to financial statements

Enercorp, Inc.

Statement of Operations

For the years ended June 30, 2004 and June 30, 2003

REVENUES	June 30, 2004	June 30, 2003
Fee Refunds	$992	$0
Miscellenous income		1,310
	992	1,310
EXPENSES
Salaries - officer	25,000	120,000
Legal, accounting and other professional fees	12,417	16,336
Management fees related party	30,000	30,000
Interest expense -related party	5,001	3,355
Other general and administrative expenses	1,294	712
	73,712	170,403
Realized Loss on Investments	(19,161)	0
Net gain (loss) from operations before taxes	(91,881)	(169,093)
Income taxes (Note 5)	0	0
Net gain (loss) from operations after taxes	(91,881)	(169,093)
Net unrealized gain (loss) on investments before taxes	64,681	(145,199)
Income taxes (Note 5)	0	0
Net unrealized gain (loss) on investment after taxes	64,681	(145,199)
Increase (decrease) in net assets resulting from operations	$(27,200)	$(314,292)
Increase (decrease) in net assets per share	$(0.04)	$(0.45)

See notes to financial statements

Enercorp, Inc.

Statement of Cash Flows

For the years ended June 30, 2004 and June 30, 2003

	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Increase (decrease) in net assets	$(27,200)	$(314,292)
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of investments	0	0
Loss on write offs of investments	19,161	0
Unrealized (gain) loss on investments	(64,681)	145,199
(Increase) Decrease in other assets	0	0
Increase (Decrease) in accounts payable
and accrued expenses	57,520	155,638
Total adjustments	12,000	300,837
Net cash (used) by operating activities	(15,200)	(13,455)
Cash flows from investing activities:
Purchase, or sale of investments	0	0
Net cash provided (used) by investing
activities	0	0
Cash flows from financing activities:
Proceeds from notes payable	15,000	12,950
Net cash provided (used) by financing
activities	15,000	12,950
Increase (Decrease) in cash	(200)	(505)
Cash, beginning of period	618	1,123
Cash, end of period	$418	$618

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

b.   Investment Valuation

The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company’s investments (and all other assets) based on recommendations of a Valuation Committee of the Board, comprised of the independent, disinterested Directors of the Company.  In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account.  These investments are carried at fair value using the following four basic methods of evaluation:

1,

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

g.

Net Assets per Share

In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 2004 and June 30, 2003, respectively was $0.88 and  $0.92 per share based on 695,897 shares outstanding at June 30, 2004 and 2003.

Note 2

Investments-Related Parties

Investments consist of holdings of securities in publicly and privately held companies.

CompuConics Video Corporation “CPVD” is one of the biggest investees of the Company. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft software used in electrical engineering. The Company owns 10,001,751 shares of CPVD, which were trading at $0.053 per share as of June 30, 2004. The Company is taking a 30% discount from the total FMV of this investment, which reflects a more accurate representation of the fair value of the investment in the statement of assets and liabilities. Mr. Parlatore, director of the Company is also a member of the Board of Directors of CPVD.

One of the Company's investees is Ajay Sports, Inc (“ Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Company owns 310,785 shares of common stock of Ajay, which were trading at $0.05 per share as of June 30, 2004, and 2,000 shares of preferred stock valued at $0.05 per share as of June 30, 2004.  President of the Company, Mr. Rautio is a member of the Board of Directors of Ajay.

One of the Company's other current investee is Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores. Fair Market Value of PGI investment was $366,148 as June 30, 2004.The Company took a (20)% discount based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc. (“PGoA”), reducing the Net Fair Value to $292,918.

ProGolf. Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site.

The Board of Directors has valued the investment for 300,000 shares of PG.Com  at $540,000

After careful deliberation, however, the Board of Directors has agreed that Enercorp, Inc will take a (50)% reduction in reserves, equaling $270,000 discount. The Company is using the total value of $270,000 for this position.

Note 3:     Related Party Transactions

        a       Notes payable –Related Entities

The Company owes  $54,950 to Dearborn Wheels, Inc, as of June 30, 2004. The interest on this Note was 10% per annum. The note was due on September 5, 2004, and repaid in full in August 2004. The interest accrued on this note was $ 9,899 on June 30, 2004. There was no interest expense, or principal paid to a related party during the fiscal year ending June 30, 2004.  For the year ended of June 30, 2004 the amount of the total borrowings from Dearborn Wheels, Inc was $ 15,000.

    b       Accounts Payable-Related Parties

Balance of Accrued Management Fees-Related Party was respectively $80,000 and $50,000 on June 30, 2004, and June 30, 2003.  Management fee expense was $ 30,000 during each fiscal year ending June 30, 2004 and 2003. The Company paid $80,000 in management fees to Acrodyne Corporation in August 2004.

The Company accrued $25,000 in salary owed to Thomas W. Itin, former president of the Company, for the year ended June 30, 2004. Mr. Itin had entered into an employment agreement with the Company, the terms and conditions of which were approved by the Company’s independent directors.

a.

Related-Party Interest Expense

The Company incurred $ 5,001of interest expense in the year ended June 30, 2004 compared to $3,355 of interest expense for the year ended June 30, 2003. The interest expense is mainly due to the Note owed to Dearborn Wheels, Inc.

Note 4    Note payable-Chang

The Company has a Note Payable to Yueh Yun Chang (a member of the “Wen Group”) in the face amount of $ 30,000. The note bears no interest. No principal payments on this Note have been made during fiscal year ending June 30, 2004. The Company is past due on the repayment of this note. The note was due on June 12, 2002.

Note 5:     Income Taxes

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

            Income tax expense for the years ended June 30, 2004 and 2003 consisted of:

                                              2004

 2003

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

The components of the deferred tax asset (liability) at June 30,

          2004 and 2003 consist of the following:

6/30/04

     6/30/03

                                                                             -----------------      ---------------

          Unrealized loss/gain on investments          $  (30,000)          $  112,000

          Capital loss carryover

 -0-

      -0-

          Accrued officer wages                                        8,500

 40,800

          Allowance for notes receivable

  -0-

      -0-

          Net operating loss carry over

255,270

     232,600

          Valuation Allowance                                       (234,770)

(385,400)

                                                                               ---------------      ---------------

                                                                            $         -0-           $        -0-

                                                                               =========     =========

          At June 30, 2004 the Company has net operating losses carry forward available to offset future taxable income of approximately

          $750,800 that expires during various years starting June 30, 2018.

Note 6:   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Note 7: Capital Stock Transactions

There were no capital stock transactions during the years ended June 30, 2004 and 2003.

Note 8.    Contingencies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a net operating loss of $91,881 and had cash flows from operations deficiency of $15,200.   As of June 30, 2004, the Company had a working capital deficiency of $333,092 and an accumulated deficit of $1,008,867. The Company did not earn consulting income during the years ended June 30, 2004 and 2003 and was mainly dependent upon loans from a related party to fund its working capital prior to the current year.

The Company issued to various accredited investors 369,318 shares of 6% Cumulative Convertible Preferred Stock, Par Value $0.88/share, on August 2, 2004.The Company received $325, 000 for the newly issued Legended Preferred shares. The Legended Preferred shares were sold at a price of $0.88/per share, convertible one for one to Common stock equal to the latest NAV (Net asset Value) per common share at day’s end, June 30, 2004. The proceeds from this funding were used to pay off the majority of the Company’s then outstanding liabilities, pay the cost of the shareholder meeting, and provide working capital.

The Company’s ability to continue as a going concern is partially dependent on the sale of the Company’s investments, borrowing against collateral, and bringing new investors into the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 9.

Legal Proceedings

  On February 14, 2004, George Burmann ("Plaintiff") commenced a lawsuit against the Company (the "Lawsuit") by filing a Complaint in the District Court for the City and County of Denver, Colorado.  In the Complaint, Plaintiff claimed to be a shareholder of the Company, and asked the Court to compel the Company to: (1) hold a meeting of shareholders, and, (2) produce certain business records at the Company's expense.  Plaintiff did not assert a claim for damages, but he has asked to be reimbursed for his costs and attorney fees relating to the Lawsuit.  The Company timely responded to Mr. Burmann's Complaint by filing its Answer on April 2, 2004.  In the Answer, the Company denied that Plaintiff was entitled to the relief requested in the Complaint.  The Company further scheduled a shareholder meeting to be held on September 10, 2004, and it has been responsive to Plaintiff's demands for information to which he is entitled by law.

The Company filed the Definitive Proxy Statement with the SEC on August 20, 2004. Furthermore, the Company set the record date for this meeting on August 3, 2004, and completed all the required procedures to ultimately provide all its eligible shareholders with the annual meeting Proxy Statement and Proxy Card, accompanied by the latest annual report, 10KSB, no later than August 31, 2004. At the Plaintiff’s urging, and over the objection of the Company, the District Court for the City and County of Denver enjoined the meeting from going forward.

It is the opinion of the Company’s directors that Plaintiff is motivated by other than a lawful purpose, and that Plaintiff’s expressed intention to effect a change in the Company’s management is contrary to the Company’s best interest.  The Company does not agree with the above Court’s decision and will continue to defend the case. The Company does not believe that it is in the best interest of its shareholders for a 6.5% shareholder to dictate to, and impose his will upon the entire Company without a lawful purpose.

The Plaintiff was in control of the Company from June 2001-December 2001, and played a major role as a Director of the Company, in the “Wen Group” deal, which was rescinded after a complete failure of this group of investors to fulfill what they promised and signed in the Subscription Agreement of September 2001. Plaintiff voluntarily resigned from all his positions with the Company “Defendant”, on December 2, 2001. The Company suffered the bitter consequences of such wrongful management in at least several ways, such as late filings with the SEC, reputation impairment, price decrease of the Company’s common stock, etc.

Note 10.    Subsequent Events

The Company issued to various accredited investors 369,318 shares of 6% Cumulative Convertible Preferred Stock, Par Value $0.88/share, on August 2, 2004.The Company received $325, 000 for the newly issued Legended Preferred shares. The Legended Preferred shares were sold at a price of $0.88/per share, convertible one for one to Common stock equal to the latest NAV (Net asset Value) per common share at day’s end, June 30, 2004. The proceeds from this funding were used to pay off the majority of the Company’s then outstanding liabilities, pay the cost of the shareholder meeting, and provide working capital.

On August 30, 2004, the District Court, City and County of Denver, of Colorado issued a Temporary Restraining Order, which enjoined the Company from proceeding with scheduled September 10, 2004 shareholder meeting. The Court set the new shareholder meeting record date of February 17, 2004. This new record date prevents the recent investors in the Company from being entitled to vote in the upcoming shareholder meeting.

The Company committed to the new investors to entitle them with the voting rights in recognition for the capital they had invested in the Company. Unable to do so, the Company’s Board of Directors in accordance with the investing parties, decided to convert the recently issued securities into the secure debt totaling $325,000.

CERTIFICATION  PURSUANT  TO 18  USC,  SECTION  1350,  AS  ADOPTED PURSUANT  TO SECTIONS  302  AND  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

     In connection with the year end Report of Enercorp, Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Jeffrey E. Rautio, Chief Executive Officer and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley  Act  of  2002,  that:

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

E.     have disclosed to the issuer's auditors and to the audit committee of the Board  of  Directors  of  the  Company  (or  persons  fulfilling  the equivalent function):

     (i)

all  significant  deficiencies  in the design or operation of internal controls  which could adversely affect the Company's ability to record, process, summarize,  and  report  financial  data  and  have identified for the Company's auditors  any  material  weaknesses  in  internal  controls;  and

(i)

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

By:     /s/ Jeffrey E. Rautio

Jeffrey E. Rautio

President

_By:    /s/ Majlinda Xhuti_

 Majlinda Xhuti

Chief Financial Officer

Dated:  October 13, 2004

Exhibit 3.3

PROMISSORY NOTE

From:  Enercorp, Inc.

To:    Dearborn Wheels, Inc.

Date:

June 30, 2004

Amount: $ 54,950.00

One hundred eighty days after date, Enercorp, Inc. promises to pay to the order of Dearborn Wheels, Inc fifty four thousand nine hundred fifty dollars and 0/00 ($54,950.00) at 10% interest rate per annum.  This note is secured by Enercorp, Inc.’s present and future goods, including (but not limited to) equipment and inventory, and all of debtor's present and future intangible collateral, including (but not limited to) pure intangibles, and semi-intangibles, i.e. documents, instruments, and chattel paper.

Enercorp, Inc.

By: _/s/ Majlinda Xhuti, CFO_

       Majlinda Xhuti, CFO

Due Date: December 30, 2004