Form 10QSB
period 2004-09-30
ENERCORP INC
filed 2004-11-19
CIK 313116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:

September 30, 2004                                                    0-9083

Enercorp, Inc.

---------------------------------------------------------------

(Exact name of Registrant as specified in its charter)

Colorado                               84-0768802

(State or other jurisdiction of                                   (I.R.S. Employer

incorporation or organization)                        Identification Number)

32751 Middlebelt Road, Suite B

Farmington Hills, MI 48334

(Address of principal executive offices)

Registrant's telephone number, including area code:

(248) 851-5651

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of November 18, 2004 a total of 695,897 shares of common stock, were outstanding.

Table of Contents

  1.
  ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES
  2.
  ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2004
  3.
  ENERCORP, INC SCHEDULE OF INVESTMENTS AT SEPTEMBER 30, 2004 (UNAUDITED)
  1.
  ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)
  2.
  ENERCORP, INC STATEMENTS OF CASH FLOWS (UNAUDITED)
  3.
   ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS
    3.1.
    NOTE 1:   INTERIM FINANCIAL STATEMENTS.
    3.2.
    NOTE 2:   INVESTMENTS RELATED –PARTY.
    3.3.
    NOTE 3:   CAPITAL STOCK TRANSACTIONS
    3.4.
    NOTE 4:   RELATED PARTY TRANSACTIONS
    3.5.
         NOTE 5: CURRENT LIABILITIES
    3.6.
    NOTE 6: NOTE PAYABLE WEN GROUP.
    3.7.
    NOTE 7: BOARD OF DIRECTORS CHANGES.
    3.8.
    ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

     CONDITION AND RESULTS OF OPERATIONS.

      3.8.1.
      Material Changes in Financial Condition:
      3.8.2.
      Liquidity and Capital Resources.
      3.8.3.
      Results of Operations.
    3.9.
    ITEM 3: CONTROLS AND PROCEDURES.
    3.10.
    PART II. OTHER INFORMATION
      3.10.1.
      Item 1. Legal Proceedings
      3.10.2.
      Item 2. Changes in Securities
      3.10.3.
      Item 3. Defaults Upon Senior Securities
      3.10.4.
      Item 4. Submission of Matters to a Vote of Security Holders
    3.11.
    ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
      3.11.1.
      Exhibits
      3.11.2.
      Form 8-K
    3.12.
    3.13.
    SIGNATURE PAGE
  4.
  CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED PURSUANT
   TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1.

ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES

ASSETS	30-Sep-2004 (Unaudited)	30-Jun-2004
Investments, at fair value, cost of $1,231,638 and $1,231,638
at September 30, 2004 and June 30, 2004 respectively	$854,338	$946,164
Prepaid Insurance	993	0
Cash	7,644	417
Total assets	$ 862,975	$ 946,581
LIABILITIES AND NET ASSETS
Current Liabilities
Note Payable Related-Party	$ 0	$ 54,950
Note Payable Investors	325,000	0
Note Payable Other	30,000	30,000
Accounts payable and accrued liabilities	21,221	13,660
Officer salary payable	0	145,000
Accrued management fees-related party	7,500	80,000
Interest payable-related party	0	9,899
Total Current Liabilities	383,721	333,509
Net assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at September 30, 2004 and June 30, 2004	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated deficit	(1,050,858)	(1,008,867)
Unrealized net gain on investments, net of deferred income taxes at
September 30, 2004 and June 30, 2004 respectively	(358,139)	(266,313)
	479,254	613,071
	$862,975	$946,581

The accompanying notes are an integral part of this financial statement

#

2.

ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2004

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.053		92		92
	Web Site Development			10,000,000	0.053	106,477	525,000	(157,500)	367,500
Ajay Sports Inc.	Golf & Casual Furniture			294,118	0.050	600,000	14,706		14,706
				16,667	0.050	37,500	833		833
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			2,000	0.050	20,000	100		100
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	74,500*	4.914	195,000	366,148	(73,230)	292,918
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.800	252,000	540,000	(270,000)	270,000
	Subtotal					1,210,977	1,446,879	(500,730)	946,150
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &
	control systems	03/12/08	b	50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.050	1,500	15		15
	Total All Companies					1,212,477	1,446,894	(500,730)	946,165
(a) No public market for this security
(b) Subject to Rule 144

* Reflecting stock split of 1 to 10

See notes to financial statements

3.

ENERCORP, INC SCHEDULE OF INVESTMENTS AT SEPTEMBER 30, 2004 (UNAUDITED)

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.042		74		74
	Web Site Development			10,000,000	0.042	106,477	420,000	(126,000)	294,000
Ajay Sports Inc.	Golf & Casual Furniture			294,118	0.090	600,000	26,471		26,471
				16,667	0.090	37,500	1,500		1,500
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			2,000	0.019	20,000	38		38
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	74,500*	4.651	195,000	346,535	(69,307)	277,228
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.700	252,000	510,000	(255,000)	255,000
	Subtotal					1,210,977	1,304,617	(450,307)	854,310
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.090	1,500	27		27
	Total All Companies					1,212,477	1,304,644	(450,307)	854,337

(a)

No public market for this security; (b) Subject to Rule 144; * Reflecting stock Split of 1 to 10

See notes to financial statements

1.

ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)

REVENUES	30-Sep-2004	30-Sep-2003
Fee Refunds	$0	$0
Miscellenous income		0
	0	0
EXPENSES
Salary expense	0	25,000
Accounting and other professional fees	6,220	3,011
Legal fees	15,629	39
Management fees	17,500	7,500
Interest expense	0	1,094
Other general and administrative expenses	2,643	1,173
	41,992	37,817
Net gain (loss) from operations before taxes	(41,992)	(37,817)
Income taxes (Note 5)	0	0
Net gain (loss) from operations after taxes	(41,992)	(37,817)
Net unrealized gain (loss) on investments before taxes	(91,827)	185,552
Income taxes (Note 5)	0	0
Net unrealized gain (loss) on investment after taxes	(91,827)	185,552
Increase (decrease) in net assets resulting from operations	$(133,819)	$147,735
Increase (decrease) in net assets per share	$(0.192)	$0.215

The accompanying notes are an integral part of this financial statement

2.

ENERCORP, INC STATEMENTS OF CASH FLOWS (UNAUDITED)

    For the period ended

	30-Sep-2004	30-Jun-2004
Cash flows from operating activities:
Increase (decrease) in net assets	$(133,819)	$(27,200)
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on write offs of investments	0	19,161
Unrealized (gain) loss on investments	91,827	(64,681)
(Increase) Decrease in other assets	(993)	0
Increase (Decrease) in accounts payable
and accrued expenses	(219,838)	57,520
Increase (Decrease) in deferred taxes	0	0
Total adjustments	(129,004)	12,000
Net cash (used) by operating activities	(262,823)	(15,200)
Cash flows from investing activities:
Purchase, or sale of investments	0	0
Net cash provided (used) by investing
activities	0	0
Cash flows from financing activities:
Proceeds from notes payable	325,000	15,000
Payments on notes payable	(54,950)	0
Net cash provided (used) by financing
activities	270,050	15,000
Increase (Decrease) in cash	7,227	(200)
Cash, beginning of period	417	618
Cash, end of period	$7,644	$418

The accompanying notes are an integral part of this financial statement

3.

 ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.1.

NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of Enercorp, Inc and Subsidiaries (“ the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month ended September 30, 2004 and 2003; the Company's financial position at September 30, 2004 and June 30, 2004; and the cash flows for the period ended September 30, 2004 and June 30, 2004. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's June 30, 2004 Form 10-KSB.

The results for the three-month ended September 30, 2004 are not necessarily indicative of future financial results.

3.2.

NOTE 2:  INVESTMENTS RELATED –PARTY.

Investments consist of holdings of securities in publicly and privately held companies. The Company holds its principal common stock investments in CompuSonics Video Corporation (10,001,751 shares), Ajay Sports, Inc. (310,785 common and 2,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (7,450 shares).

 CompuSonics Video Corporation “CPVD” is one of the biggest investees of the Company. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft software used in electrical engineering. The Company owns 10,001,751 shares of CPVD, which were trading at $0.042 per share at September 30, 2004. The Company is taking a 30% discount from the total FMV of this investment, based on its marketability and liquidity.

One of the Company's investees is Ajay Sports, Inc (“ Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Company owns 310,785 shares of common stock of Ajay, which were trading at $0.09 per share at September 30, 2004 and 2,000 shares of preferred stock of Ajay valued at $0.019 per share at September 30, 2004.

One of the Company's other current investee is Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores. The Board of Directors Fair valued the PGI investment at $346,535 at September 30, 2004. A (20)% discount was taken based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc. (“PGoA”), reducing the Net Fair Value of this investment to $277,228.

 ProGolf.Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. The Board of Directors fair valued the investment for 300,000 shares of PG.Com  at $510,000.After careful deliberation, the Board of Directors has agreed to take a (50)% discount, equaling $255,000. The Company is using the total value of $255,000 for this position.

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

The Board of Directors decided to write off the 300,000 of CPVD warrants from the investments portfolio of the Company. The Board of Directors is aware of the discrepancies found in the reconciliation of the schedule of the investment portfolio of the Company to the custodian account statement of Standard Federal Bank. Because of the timely research process conducted by management, the Board has been reluctant in writing off the above securities from the investments schedule of the Company, allowing extended time for the management to resolve the above discrepancy.  Despite the efforts in trying to locate the hard copies of the above securities, as of March 31, 2004, there was no indication that such securities exist.

The Board of Directors decided to write off the 191,610 shares of common stock of Proconnextions, Inc. from the investments portfolio of the Company, on March 31, 2004. This investee has not been involved in any business activities since several years, and the Company believes that this investee is no longer operating.

3.3.

NOTE 3:  CAPITAL STOCK TRANSACTIONS

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

On September 02, 2004, the District Court, City and County of Denver, of Colorado issued a Temporary Restraining Order, which enjoined the Company from proceeding with scheduled September 10, 2004 shareholder meeting. The Court set the new shareholder meeting record date of February 17, 2004. This new record date prevents the recent investors in the Company from being entitled to vote in the upcoming shareholder meeting.

The Company committed to the new investors to entitle them with the voting rights in recognition for the capital they had invested in the Company. Unable to do so, the Company’s Board of Directors in agreement with the investing parties, converted the recently issued securities into the secure debt totaling $325,000.

3.4.

NOTE 4:  RELATED PARTY TRANSACTIONS

Consistent with its objective of long-term capital appreciation, a Business Development Company consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Company's Management, have a significant potential for growth. Therefore, this activity creates by definition related party transactions.

Enercorp has four main investees, CPVD, Ajay, PGI, PG.com, which became part if its portfolio starting in mid 1980’s. Starting in 1990, Thomas W. Itin became involved in these four investees through officership and directorship positions. In April 2001 Itin became interim Chairman, President and CEO of Enercorp until the current Board of Directors was elected in September 2003. Itin then resigned from all his positions with Enecorp shortly after the current Board of Directors took over. He now acts only as a consultant to the Company, and actively assists the Board of Directors, using his extensive background in management of public companies including two current and two former investees of the Company.

CPVD is one of the largest investees of Enercorp. Itin is currently Chairman and CEO of CPVD, in which Itin holds a minority beneficial ownership. Itin, is also Chairman of Ajay, Chairman and CEO of PGI, and Chairman and CEO of PG. com, the three other Enercorp investees. Itin may be deemed to have controlling interest in Ajay. Itin also may be deemed to have controlling interest in PGI and PG.com by reason of attribution.

The only other significant investee held by Enercorp during the past five years was Williams Controls, Inc. Enercorp sold its interest in Williams in early 2001 at a considerable profit. Itin was the founder and had been CEO of Williams since Enercorp’s investment in 1989. There have been no other material changes in Enecorp’s portfolio since Itin arrived on the Board of Directors in April 2001.

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. As of September 30, 2004, balance of accrued fees due to Acrodyne Corporation was $ 7,500. Mr. Itin is President and has a minority interest in Acrodyne.

In August 2004, Enercorp paid a note payable of $54,950 to Dearborn Wheels, Inc. Shirley B. Itin, wife of Itin has a minority interest in DWI.

3.5.

   NOTE 5: CURRENT LIABILITIES

Note Payable Related Party owed to Dearborn Wheels, Inc was paid off in August 2004. This Note had an outstanding balance of $54,950 as of June 30, 2004.

The Company has a secured debt of $325,000 owed to several accredited investors who initially invested their capital in the Company in exchange for the 369,318 shares of Legended Preferred Stock of the Company. These secured Notes bear 7% interest rate, and are due within 90 days from the day of their issuance, August 2, 2004.

Accounts payable and accrued liabilities increased with $7,561 during the period ended September 30, 2004. This change is mainly due to the increase in legal and stock transaction fees related to the lawsuit filed by a 6.5% shareholder, and the scheduled September 10, 2004 shareholders meeting costs, which was later enjoined by the Colorado District Court Order.

The Company used the proceeds invested in August 2004 from the accredited investors to pay off the majority of then outstanding liabilities, including salary of $145,000 owed to former Chairman of the Company.

The Company paid $80,000 accrued management fees to Acrodyne Corporation, in August 2004. Balance of $7,500 at September 30, 2004 includes only the fees accrued for the three-month period covered by this report.

The Company paid the remaining balance of interest payable on the related notes, in August 2004. The Company owes no notes, or interest to its related parties, as of September 30, 2004.

3.6.

NOTE 6: NOTE PAYABLE WEN GROUP.

The Company has a Note Payable to Yueh Yun Chang (a member of the “Wen Group”) in the face amount of $ 30,000. The note bears no interest. The Company has made no payments on this note. The note was due on June 12, 2002. The Company is past due on repayment of this note.

3.7.

NOTE 7: BOARD OF DIRECTORS CHANGES.

None

3.8.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

3.8.1.

Material Changes in Financial Condition:

The Company’s liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under its credit lines.

For the three-month period ending September 30, 2004, the investments value decreased with $91,826. This change is mainly due to the decrease in market value of the common stock of CompuSonics Video Corporation. The value of CompuSonics Video Corporation stock decreased from $0.053 per share at June 30, 2004 to $0.042 per share at September 30, 2004. Total net fair market value of CompuSonics Video common stock at September 30, 2004 was $294,074.

Current liabilities increased $50,212 from June 30, 2004 to September 30, 2004. The Company received $325,000 from various accredited investors in exchange for 368,318 Legended Convertible Preferred shares of Company’s stock. The Company paid approximately $290,000 of its outstanding liabilities in August 2004, living the Company with around $35,000 of working capital.

On September 17, 2004, the District Court, City and County of Denver, of Colorado issued a Temporary Restraining Order, which enjoined the Company from proceeding with scheduled September 10, 2004 shareholder meeting. The Court set the new shareholder meeting record date of February 17, 2004. This new record date prevents the recent investors in the Company from being entitled to vote in the upcoming shareholder meeting. The Company committed to the new investors to entitle them with the voting rights in recognition for the capital they had invested in the Company. Unable to do so, the Company’s Board of Directors in agreement with the investing parties, converted the recently issued securities into the secure debt totaling $325,000.

This explains the $35,000 increase in current liabilities during this period covered by the report. The other $15,000 increase is due to the increase in legal fees and stock transaction fees, related respectively to the lawsuit filed by a 6.5% shareholder, and the scheduled September 10, 2004 shareholders meeting costs.

Net assets value decreased $133,817 from June 30, 2004 to September 30, 2004.

3.8.2.

Liquidity and Capital Resources.

The Company has a secured Note owed to several accredited investors in the amount of $325,000. The Company’s Board of Directors is considering selling some of the Company’s investment portfolio securities, in order to generate sufficient cash to cover its current operation costs, which have been significantly increased due to the legal expenses, and to the shareholder meeting costs.

The Company has an issued and outstanding promissory note of $30,000 to Wen Group. The validity of the Wen Group claim is under review.

The Company’s Board of Directors and Management are working diligently to hold the shareholders meeting as soon as possible, and to actively defend the lawsuit filed against the Company by a 6.5% shareholder. The Company has filed with the SEC for the second time the preliminary Proxy Statement, and it expects the Definitive Proxy Statement to be filed as soon as the recent issues between the parties involved in the lawsuit are resolved.

Holding of the shareholders meeting, and the Board of Directors election plays a significant role in the future of the Company. The Company’s plan on raising additional capital, borrowing against collateral or selling a portion of its holdings, is expected to become viable following the shareholders meeting adjournment.

3.8.3.

Results of Operations. Three months ended September 30, 2004 compared to three months ended September 30, 2003.

The Company had no revenues for the quarter ended September 30, 2004 and 2003.

The Company recorded $0 of salaries for the quarter ended September 30, 2004 compared to salaries of $25,000 for the quarter ended September 30, 2003. Salary was owed to Mr. Itin, the former CEO of the Company. Mr. Itin resigned from all the positions held with Enercorp, Inc on September 14, 2003.

The Company recorded $6,220 and $3,011 of accounting and stock transaction expenses for the quarter ended September 30, 2004, and 2003, respectively. The increase in these expenses is mainly caused by the stock transaction costs, billed by the transfer agent of the Company during this period reported upon. These costs are related to the scheduled September 10, 2004 shareholder meeting, which was subsequently enjoined by the Colorado District Court Order.

The Company recorded $15,629 and $39 in legal fees for the quarter ended September 30, 2004 and 2003, respectively. The lawsuit filed against the Company by a 6.5% shareholder is the cause of these legal expenses for the current period.

The Company recorded $7,500 in management fees for each of the quarters ended September 30, 2004 and 2003, and also paid $10,000 in management fees to the former general manager of the Company for the month of August 2004.

The Company paid off the interest expense accrued on the related notes payable to related parties, in August 2004.

The Company recorded other general and administrative expenses of $ 2,643 for this quarter ended September 30, 2004 compared to general and administrative expenses of $1,173 for the quarter ended September 30, 2003. Other General and administrative expenses include travel, telephone, postage, and other miscellaneous expenses. The increase in these expenses for the current quarter is mainly due to shipping and mailing costs incurred in relation with the scheduled September 10, 2004 shareholders meeting.

The Company recorded an unrealized loss on investments of $91,827 for the quarter ended September 30, 2004 compared to a gain of $185,552 for the quarter ended September 30, 2003.This is mainly due to the changes in fair market value of the Company’s investment in the publicly traded companies CompuSonics Video Corporation and Ajay Sports, Inc. Also, net fair value of Golf International, Inc., ProGolf.com, Inc. investments has decreased. The Board of Directors is diligently reviewing these two investments in privately held companies, thus their values as of September 30, 2004 reflect the Company’s Board of Directors decision.

3.9.

ITEM 3: CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of the end of the period covered by the report and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2004 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

3.10.

PART II. OTHER INFORMATION

3.10.1.

Item 1. Legal Proceedings

On February 14, 2004, George Burmann ("Plaintiff") commenced a lawsuit against the Company (the "Lawsuit") by filing a Complaint in the District Court for the City and County of Denver, Colorado.  In the Complaint, Plaintiff asked the Court to compel the Company to: (1) hold a meeting of shareholders, and, (2) produce certain business records at the Company's expense.  Plaintiff did not assert a claim for damages, but he has asked to be reimbursed for his costs and attorney fees relating to the Lawsuit.  The Company timely responded to Mr. Burmann's Complaint by filing its Answer on April 2, 2004.  In the Answer, the Company denied that Plaintiff was entitled to the relief requested in the Complaint.  The Company further scheduled a shareholder meeting to be held on September 10, 2004, and believes it has been responsive to Plaintiff's demands for information to which he is entitled by law.

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

The Company employed its best efforts to comply with the Court Order, which required the Company to set a shareholders meeting no later than November 17, 2004, with a record date of February 17, 2004. The Company filed its Preliminary Proxy Statement with the SEC on October 27, 2004 announcing the date of the annual shareholders meeting as November 16, 2004. Plaintiff’s Preliminary Competing Proxy Statement was filed with the SEC on October 29, 2004. Due to circumstances beyond its control, the Company’s Board of Directors unanimously voted to conduct the meeting of shareholders on December 8, 2004, rather than November 16, 2004, to ensure that both Enercorp and Plaintiff were able to mail their definitive proxy statements to the shareholders sufficiently in advance of the proposed meeting. The Company believes it was in the parties’ mutual best interest that the meeting be postponed until December 8, 2004. Plaintiff was notified of this development immediately after this resolution was approved by the Company’s Board of Directors. On the same day, November 8, 2004 Plaintiff files a motion to enjoin the scheduled December 8, 2004 annual shareholders meeting. A hearing on Defendant’s motion is scheduled for November 22, 2004.

It is the opinion of the Company’s Board of Directors that Plaintiff is motivated by other than a lawful purpose, and that Plaintiff’s expressed intention to effect a change in the Company’s management is contrary to the best interest of the Company and its shareholders.

The Plaintiff was a Director of the Company from June 2001-December 2001. Plaintiff voluntarily resigned from all his positions with the Company on December 2, 2001, after a transaction with the “Wen Group” was rescinded because of that group’s failure to perform under its subscription agreement.

3.10.2.

Item 2. Changes in Securities

None

3.10.3.

Item 3. Defaults Upon Senior Securities

None

3.10.4.

Item 4. Submission of Matters to a Vote of Security Holders

None

3.11.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

3.11.1.

Exhibits

None

3.11.2.

Form 8-K

None

3.12.

3.13.

SIGNATURE PAGE

Form 10-QSB

For the quarter ended November 18, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERCORP, INC

(Registrant)

By:/s/ James C. Sargent

James C. Sargent

Chairman

Date: November 18, 2004

4.

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED
PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004(the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, Jeffrey Rautio, President and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

c)

have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by the Report; and

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

/s/James C. Sargent

Chairman

/s/ Majlinda Xhuti

Chief  Financial  Officer

Dated:  November 18, 2004