Form 10QSB
period 2004-12-31
ENERCORP INC
filed 2005-02-22
CIK 313116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:

December 31, 2004                                                    0-9083

Enercorp, Inc.

---------------------------------------------------------------

(Exact name of Registrant as specified in its charter)

Colorado                               84-0768802

(State or other jurisdiction of                                   (I.R.S. Employer

incorporation or organization)                        Identification Number)

32751 Middlebelt Road, Suite B

Farmington Hills, MI 48334

(Address of principal executive offices)

Registrant's telephone number, including area code:

(248) 851-5651

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of February 14, 2005 a total of 695,897 shares of common stock, were outstanding.

Table of Contents

  1.ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES

  2.  ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2004

  3.  ENERCORP, INC SCHEDULE OF INVESTMENTS AT DECEMBER 31, 2004 (UNAUDITED)

  4.ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)

  5.ENERCORP, INC STATEMENTS OF CASH FLOWS (UNAUDITED)

  6. ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS

    6.1.NOTE 1:   INTERIM FINANCIAL STATEMENTS.

    6.2.NOTE 2:   INVESTMENTS RELATED –PARTY.

    6.3.NOTE 3:   CAPITAL STOCK TRANSACTIONS

    6.4.NOTE 4:   RELATED PARTY TRANSACTIONS

    6.5.NOTE 5: CURRENT LIABILITIES

    6.6.NOTE 6: BOARD OF DIRECTORS CHANGES.

    6.7.ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.

      6.7.1.Material Changes in Financial Condition:

      6.7.2.Liquidity and Capital Resources.

      6.7.3.Results of Operations.
      Three months ended December 31, 2004 compared to three months ended December 31, 2003.

      6.7.4.Results of Operations.
      Six months ended December 31, 2004 compared to six months ended December 31, 2003.

    6.8.ITEM 3: CONTROLS AND PROCEDURES.

    6.9.PART II. OTHER INFORMATION

      6.9.1.Item 1. Legal Proceedings

      6.9.2.      Item 2. Changes in Securities

      6.9.3.      Item 3. Defaults Upon Senior Securities

      6.9.4.      Item 4. Submission of Matters to a Vote of Security Holders

    1.1.ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

      1.1.1.      Exhibits

      1.1.2.      Form 8-K

    1.2.1.3.SIGNATURE PAGE

  2.CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED PURSUANT
  TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1.

ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES

	Unaudited
ASSETS	31-Dec-2004	30-Jun-2004
Investments, at fair value, cost of $782,282 and $1,212,477
at December 31, 2004 and June 30, 2004 respectively	$593,108	$946,164
Prepaid Insurance	993	0
Cash	10,403	417
Total assets	604,504	946,581
LIABILITIES AND NET ASSETS
Current Liabilities
Note Payable Related-Party	0	54,950
Note Payable Investors	325,000	0
Note Payable Other	30,000	30,000
Accounts payable and accrued liabilities	27,142	13,660
Officer salary payable	0	145,000
Accrued management fees-related party	7,500	80,000
Interest payable-related party	0	9,899
Total Liabilities	389,642	333,509
Net assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at December 31, 2004 and June 30, 2004	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated deficit	(1,095,059)	(1,008,867)
Unrealized net gain on investments, net of deferred income taxes at
December 31, 2004 and June 30, 2004 respectively	(578,330)	(266,313)
	214,862	613,071
	$604,504	$946,581

The accompanying notes are an integral part of this financial statement

2.

ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2004

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.053		92		92
	Web Site Development			10,000,000	0.053	106,477	525,000	(157,500)	367,500
Ajay Sports Inc.	Golf & Casual Furniture			294,118	0.050	600,000	14,706		14,706
				16,667	0.050	37,500	833		833
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			2,000	0.050	20,000	100		100
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	74,500	4.920	195,000	366,148	(73,230)	292,918
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.800	252,000	540,000	(270,000)	270,000
	Subtotal					1,210,977	1,446,879	(500,730)	946,150
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &
	control systems	03/12/08	b	50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.050	1,500	15		15
	Total All Companies					1,212,477	1,446,894	(500,730)	946,165
(a) No public market for this security
(b) Subject to Rule 144

The accompanying notes are an integral part of this financial statement

3.

ENERCORP, INC SCHEDULE OF INVESTMENTS AT DECEMBER 31, 2004 (UNAUDITED)

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Distcount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.024		42		42
	Web Site Development			9,500,000	0.024	101,650	228,000	(68,400)	159,600
Ajay Sports Inc.	Golf & Casual Furniture			94,118	0.055	191,907	5,176		5,176
				16,667	0.055	37,500	917		917
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			1,000	0.133	10,000	133		133
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.700	252,000	510,000	(255,000)	255,000
	Subtotal					780,782	959,468	(366,440)	593,028
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.270	1,500	81		81
							-
	Total All Companies					782,282	959,549	(366,440)	593,109

(a) No public market for this security
(b) Subject to Rule 144

The accompanying notes are an integral part of this financial statement

4.

ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	31-Dec-2004	31-Dec-2003	31-Dec-2004	31-Dec-2003

Gain from sale of assets	$8,961	$0	$8,961	$0
Total Revenues	8,961	0	8,961	0

Salary expense	0	0	0	25,000
Accounting and other professional fees	5,240	4,806	11,460	7,818
Legal fees	26,983	137	42,612	176
Management fees	7,500	7,500	25,000	15,000
Interest expense	9,536	1,256	9,536	2,350
Travel Expense	2,853	0	3,285	0
Other general and administrative expenses	1,050	177	3,261	1,350
	53,162	13,876	95,154	51,694
Net gain (loss) from operations before taxes	(44,201)	(13,876)	(86,193)	(51,694)
Income taxes	0	0	0	0
Net gain (loss) from operations after taxes	(44,201)	(13,876)	(86,193)	(51,694)

Net unrealized gain (loss) on investments before taxes	(220,191)	(59,180)	(312,017)	126,372
Income taxes	0	0	0	0
Net unrealized gain (loss) on investment after taxes	(220,191)	(59,180)	(312,017)	126,372
Increase (decrease) in net assets resulting from operations	(264,392)	(73,056)	(398,210)	74,678
Increase (decrease) in net assets per share	($0.380)	($0.105)	($0.572)	$0.107

The accompanying notes are an integral part of this financial statement

5.

ENERCORP, INC STATEMENTS OF CASH FLOWS (UNAUDITED)

	31-Dec-2004	30-Jun-2004
Cash flows from operating activities:
Increase (decrease) in net assets	$(398,210)	$(27,200)
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on write offs of investments	0	19,161
Gain on sale of investments	(8,961)
Unrealized (gain) loss on investments	312,017	(64,681)
(Increase) Decrease in other assets	(993)	0
Increase (Decrease) in accounts payable
and accrued expenses	(213,917)	57,519
Increase (Decrease) in deferred taxes	0	0
Total adjustments	88,146	11,999
Net cash (used) by operating activities	(310,064)	(15,201)
Cash flows from investing activities:
Sale of investments	50,000	0
Net cash provided (used) by investing
activities	50,000	0
Cash flows from financing activities:
Proceeds from notes payable	325,000	15,000
Payments of notes payable	(54,950)
Net cash provided (used) by financing activities	270,050	15,000
Increase (Decrease) in cash	9,986	(201)
Cash, beginning of period	417	618
Cash, end of period	$10,403	$417

The accompanying notes are an integral part of this financial statement

6.

 ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.1.

NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of Enercorp, Inc and Subsidiaries (“ the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and six-month ended December 31, 2004 and 2003; the Company's financial position at December 31, 2004 and June 30, 2004; and the cash flows for the period ended December 31, 2004 and June 30, 2004. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-QSB. Therefore, these financial statements should be read in conjunction with the Company's June 30, 2004 Form 10-KSB.

The results for the three-month and six-month ended December 31, 2004 are not necessarily indicative of future financial results.

6.2.

NOTE 2:  INVESTMENTS RELATED –PARTY.

Investments consist of holdings of securities in publicly and privately held companies. The Company holds its principal common stock investments in CompuSonics Video Corporation (9,501,751 shares), Ajay Sports, Inc. (110,785 common and 1,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (71,733 shares).

 CompuSonics Video Corporation “CPVD” is one of the biggest investees of the Company. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft software used in electrical engineering. The Company owns 9,501,751 shares of CPVD, which were trading at $0.024 per share at December 31, 2004. The Company is taking a 30% discount from the total FMV of this investment, based on its marketability and liquidity. The Company sold 500,000 shares of common stock of CPVD, on December 03, 2004. These shares were sold at a price of $0.0294 per share. The Company recorded a profit of $700 from the sale of these shares.

One of the Company's investees is Ajay Sports, Inc (“ Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Company owns 110,785 shares of common stock of Ajay, which were trading at $0.055 per share at December 31, 2004 and 1,000 shares of preferred stock of Ajay valued at $0.133 per share at December 31, 2004.  On December 3, 2004, the Company sold 200,000 shares of common stock of Ajay, and 1,000 shares of preferred stock of Ajay at prices respectively $0.13 per share, and $1.0 per share. The Company recorded respectively a profit of $12,000 and $830 from the sale of shares of common and preferred stock of Ajay.

One of the Company's other current investee is Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores. The Board of Directors Fair valued the PGI investment at $215,199 at December 31, 2004. A (20)% discount was taken based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc. (“PGoA”), reducing the Net Fair Value of this investment to $172,159. On December 3, 2004, the Company sold 2,767 shares of common stock of PGI at a price of $3.0 per share, recording a loss of $4,568 from this sale.

The beneficiary of shares of stock of investees involved in the four transactions above is Brian T. Donelly, President of ProGolf of America and Ajay Sports, Inc. Terms and conditions of such transactios were approved by the Board of Directors comprised of a majority of independent directors.

 ProGolf.Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. The Board of Directors fair valued the investment for 300,000 shares of PG.Com  at $510,000. After careful deliberation, the Board of Directors has agreed to take a (50)% discount, equaling $255,000. The Company is using the total value of $255,000 for this position.

6.3.

NOTE 3:  CAPITAL STOCK TRANSACTIONS

The Company issued to various investors 369,318 shares of 6% Cumulative Convertible Preferred Stock, Par Value $0.88/share, on August 2, 2004. The Company received $325, 000 in cash for the newly issued Legended Preferred shares. The Legended Preferred shares were sold at a price of $0.88/per share, convertible one for one to Common stock equal to the latest NAV (Net asset Value) per common share at day’s end, June 30, 2004. The proceeds from this funding were used to pay off the majority of the Company’s then outstanding long past due liabilities, pay the cost of the shareholder meeting, and provide working capital.

Due to a change in the record date forced by the Denver District Court, these investors were denied voting rights for the shareholder meeting held on February 1, 2005.

The Company had committed to these investors voting rights in recognition of the capital they had invested in the Company. Unable to do so, the Company’s Board of Directors in agreement with the investing parties, converted the recently issued securities into secured debt of $325,000. These notes are secured by all of the assets of Enercorp.

6.4.

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

Enercorp has four main investees, CPVD, Ajay, PGI, and PG.com, which became part if its portfolio starting in mid 1980’s. Starting in 1990, Thomas W. Itin became involved in these four investees through officership and directorship positions. In April 2001 Itin became interim Chairman, President and CEO of Enercorp until the current Board of Directors was elected in September 2003. Itin then resigned from all his positions with Enecorp shortly after the current Board of Directors took over. He now acts only as a consultant to the Company, and actively assists the Board of Directors, using his extensive background in management of public companies including two current and two former investees of the Company.

CPVD is one of the largest investees of Enercorp. Itin is currently Chairman and CEO of CPVD, in which Itin holds a minority beneficial ownership. Itin is also Chairman of Ajay, Chairman and CEO of PGI, and Chairman and CEO of PG. com, the three other Enercorp investees. Itin may be deemed to have controlling interest in Ajay. Itin also may be deemed to have controlling interest in PGI and PG.com by reason of attribution.

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. As of December 31, 2004, balance of accrued fees due to Acrodyne Corporation was $ 7,500. Mr. Itin has a minority interest in Acrodyne.

In August 2004, Enercorp paid off the note payable of $54,950 to Dearborn Wheels, Inc,(“DWI”). Shirley B. Itin, wife of Itin has a minority interest in DWI.

6.5.

   NOTE 5: CURRENT LIABILITIES

Note Payable Related Party owed to Dearborn Wheels, Inc was paid off in August 2004. This Note had an outstanding balance of $54,950 as of June 30, 2004.

The Company has a secured debt of $325,000 owed to several investors who initially invested their capital in the Company in exchange for the 369,318 shares of Legended Preferred Stock of the Company. These secured notes bear 7% interest rate, and are due within 90 days from the day of their issuance, August 2, 2004. Interest due on these notes totals $9,563 and the notes are past due as of December 31, 2004. No payments have been made on the principal or interest of such notes.

The Company has a Note Payable to Yueh Yun Chang (a member of the “Wen Group”) in the face amount of $ 30,000 (Note payable other). The note bears no interest. The Company has made no payments on this note. The note was due on June 12, 2002. The Company is past due on repayment of this note.

The balance of accounts payable and accrued liabilities includes trade payables of $17,606, and $9,536 of interest accrued on the secured notes.  Trades payable includes mainly professional fees such as legal and accounting fees.

The Company used the proceeds invested in August 2004 from the investors to pay off the majority of then outstanding liabilities, including salary of $145,000 owed to the former Chairman of the Company for the his three years of service at Enercorp.

The Company paid $80,000 and $7,500 respectively in accrued management fees to Acrodyne in August 2004 and December 2004. The balance of $7,500 at December 31, 2004 includes only the fees accrued for the three-month period ended December 31, 2004.

6.6.

NOTE 6: BOARD OF DIRECTORS CHANGES.

There are no changes in the Board of Directors as of the day of this report.

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

For the six-month period ending December 31, 2004, the investments value decreased by $353,056. This change is due to partial sale of investments in, Ajay, CPVD, and PGI for the total proceeds of $50,000, causing a decrease of approximately $41,000 in total fair value of the Company’s portfolio. The value of CompuSonics Video Corporation stock decreased from $0.053 per share at June 30, 2004 to $0.024 per share at December 31, 2004. Total net fair market value of CPVD common stock was $159,600 at December 31, 2004.  Fair value of PGI investment decreased from $4.915 per share at June 30, 2004 to $3.00 per share at December 31, 2004. Total net fair value of PGI investment was $172,159 at December 31, 2004.

Current liabilities increased $56,133 from June 30, 2004 to December 31, 2004. The Company received $325,000 from various investors in exchange for 368,318 Legended Convertible Preferred shares of Company’s stock, subsequently cancelled. (See Note: Capital Stock Transactions.).  The Company used $290,000 of the proceeds to pay outstanding liabilities in August 2004. The sale of some portfolio investments described in the above paragraph provided funds to defend the expensive lawsuit filed by the shareholder George Burmann, organize the annual meeting of the shareholders, solicitation regarding the proxy contest, management fees etc.

Net assets value decreased by $398,209 from June 30, 2004 to December 31, 2004.

6.7.2.

Liquidity and Capital Resources.

The Secured Note due to several investors in the amount of $325,000 is currently overdue. The Company’s Board of Directors is considering selling additional shares of the Company’s investment portfolio in order to generate sufficient cash to pay off its outstanding liabilities, and cover its operation costs, which increased significantly due to legal expenses, to two shareholder meetings costs, and the proxy contest initiated by Burmann.

The Company has an issued and outstanding promissory note of $30,000 to Wen Group. The validity of the Wen Group claim is challenged and has been declared invalid due to the fact that the “Wen Group” did not fulfill requirements of its subscription agreement in 2001.

6.7.3.

Results of Operations. Three months ended December 31, 2004 compared to three months ended December 31, 2003.

The Company had $8,961 gain from sale of investments for the quarter ended December 31, 2004, and no revenues for the quarter ended December 31, 2003.

The Company recorded $5,240 and $4,806 of accounting and transfer agent expenses for the quarter ended December 31, 2004, and 2003, respectively. There is no significant change in these expenses for the periods reported upon.

The Company recorded $26,983 compared to only $137 in legal fees for the quarter ended December 31, 2004 and 2003, respectively.  These legal expenses for the current period are due to the lawsuit filed against the Company by George Burmann.

The Company recorded $7,500 in management fees due to Acrodyne for each of the quarters ended December 31, 2004 and 2003. Enercorp has an agreement with Acrodyne to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. Currently the Company has no full time employees.

The Company recorded $9,536 of interest expense on the secured notes to the August 2004 investors, compared to $1,256 of related parties interest expense recorded for the three months ended December 31, 2003. The increase is due to the secured notes of $325,000. Interest on these notes is accrued based on a 7% rate per annum.

The Company recorded $2,853 of travel expense for this quarter. This expense is due to the lawsuit filed against Enercorp by George Burmann.

The Company recorded other general and administrative expenses of $1,050 and $177 for the quarter ended December 31, 2004 and 2003, respectively. Other General and administrative expenses include telephone, postage, and other miscellaneous expenses. The increase in these expenses for the current quarter is mainly due to shipping and mailing costs incurred in relation with the annual shareholders meeting.

The Company recorded an unrealized loss on investments of $220,191 and $59,180 for the quarter ended December 31, 2004 and 2003, respectively. This is due to the decrease in fair value of the Company’s investment in CPVD and PGI. The Board of Directors diligently reviews the values of the investments in privately held companies, PGI and PG.com. The values as of December 31, 2004 reflect the Board’s valuation.

6.7.4.

Results of Operations. Six months ended December 31, 2004 compared to six months ended December 31, 2003.

The Company had $8,961 gain from sale of investments for the six month period ended December 31, 2004, and no revenues for the same period ended December 31, 2003.

The Company recorded $0 and $25,000 of salaries to Mr. Itin for the six-month period ended December 31, 2004 and 2003, respectively. Mr. Itin resigned from all the positions held with Enercorp, Inc on September 14, 2003.

The Company recorded $11,460 and $7,818 of accounting and stock transaction expenses for the six-month period ended December 31, 2004, and 2003, respectively. The increase in these expenses due to the stock transaction costs, billed by the transfer agent of the Company during the current period. These costs are related to the February 1, 2005 annual shareholders meeting.

The Company recorded $42,612 and $176 in legal fees for the six-month period ended December 31, 2004 and 2003, respectively. The legal expenses are due to the lawsuit filed against the Company by George Burmann.

The Company recorded $25,000 and $15,000 in management fees for the six-month period ended December 31, 2004 and 2003, respectively. The increase in such fees is due to a $10,000 consulting fee paid to the former general manager of the Company for the month of August 2004. He was hired primarily to work on the Burmann lawsuit, and the shareholders meeting.

The Company recorded $9,536 of interest expense on the secured notes to the August 2004 investors, compared to $2,350 of related parties interest expense recorded for the six month period ended December 31, 2003. The increase is due to the secured notes of $325,000. Interest on these notes is accrued based on a 7% rate per annum. The Company paid off the interest expense accrued on the related party notes payable in August 2004.

The Company recorded $3,285 of travel expense for this six-month period. This expense is due to the lawsuit filed against Enercorp by Burmann.

The Company recorded other general and administrative expenses of $ 3,261 and $1,350 for the six-month period ended December 31, 2004 and 2003, respectively. Other General and administrative expenses include telephone, postage, and other miscellaneous expenses. The increase in these expenses for this current period is mainly due to printing, shipping and mailing costs incurred in relation with the two annual meetings of shareholders conducted on September 10, 2004 and February 1, 2005.

The Company recorded an unrealized loss on investments of $312,017 and a gain of $126,372 for the six-month period ended December 31, 2004 and 2003, respectively. This change is due to the decrease in fair value of the Company’s investments in CPVD and PGI. The Board of Directors diligently reviews the fair values of investments in privately held companies, PGI and Pg.com. The values as of December 31, 2004 reflect the Board’s valuation.

6.8.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2004 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

6.9.

PART II. OTHER INFORMATION

6.9.1.

Item 1. Legal Proceedings

6.9.1.1.

Bumann vs. Enercorp, Inc

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

The Company employed its best efforts to comply with the Court Order, which required the Company to set a shareholders meeting no later than November 17, 2004, with a record date of February 17, 2004. The Company filed its Preliminary Proxy Statement with the SEC on October 27, 2004 announcing the date of the annual shareholders meeting as November 16, 2004. Plaintiff’s Preliminary Competing Proxy Statement was filed with the SEC on October 29, 2004. Due to circumstances beyond its control, the Company’s Board of Directors unanimously voted to conduct the meeting of shareholders on December 8, 2004, rather than November 16, 2004, to ensure that both Enercorp and Plaintiff were able to mail their definitive proxy statements to the shareholders sufficiently in advance of the proposed meeting. The Company believes it was in the parties’ mutual best interest that the meeting be postponed until December 8, 2004. Plaintiff was notified of this development immediately after this resolution was approved by the Company’s Board of Directors. On the same day, November 8, 2004 Plaintiff filed a motion to enjoin the scheduled December 8, 2004 annual shareholders meeting. A hearing on Defendant’s motion took place starting November 22, 2004.

At this hearing the District Court for the City and County of Denver, Colorado denied Burmann’s request for appointment of a receiver, and ordered that a shareholders meeting be conducted at the Company’s headquarters located at 32751 Middlebelt Road, Suite B, Farmington Hills, Michigan 48334, on February 01, 2005 at 9:00 a.m. EST, with a record date of December 06, 2004, contrary to Burmann’s motion seeking a February 17, 2004 record date. The Court agreed to retain the Chairman of Enercorp, Inc, Mr. James C. Sargent chair of the meeting, contrary to Burmann’s motion seeking appointment of an independent chair. This Court also, entered a protective order that requires Burmann not to use the Company’s shareholder list for any improper purpose and to return it (without keeping a copy) as soon as the proxy fight is over.

The 2004 Annual Shareholders meeting was conducted on February 1, 2005. Reelected to the Board of Directors were James C. Sargent, an attorney and former U. S. Securities and Exchange (SEC) Commissioner and former Regional Administrator of the New York Regional Office of the SEC; Dr. Jeffrey E. Rautio of Livonia MI; and Salvatore M. Parlatore, MBA, Brand Manager, Whirlpool Corp. and a resident of Stevensville MI.

The only item pending in the Denver Court now is the Plaintiff’s claim for some his attorney fees. The Company has strong reasons to believe those fees should not be awarded to Burmann. It is the opinion of the Company’s Board of Directors that Plaintiff was motivated by other than a lawful purpose, and that Plaintiff’s expressed intention to effect a change in the Company’s management was contrary to the best interest of the Company and its shareholders.

The Plaintiff was a Director of the Company from June 2001-December 2001. Plaintiff voluntarily resigned from all his positions with the Company on December 2, 2001, after a transaction with the “Wen Group” was rescinded because of that group’s failure to perform under its subscription agreement

6.9.1.2.

First Equity Corporation, CompuSonics Video Corporation, and Enercorp, Inc vs. Target Holding B. V,a partnership(“Target A”), Target Holding B.V, a consummated Netherlands business entity (“Target B”), Senol Halfar, Dietgard Adrian, George Burmann, Dana Burmann, H.J Gullug, Halfar Consulting, and Gunnallen Financial, Inc.

The Company is a Plaintiff party in the above lawsuit filed on January 31, 2005 in the United States District Court, Eastern District of Michigan, Southern Division. The Complaint alleges Fraud, Conspiracy, Breach of Contract, Defamation and Breach of Settlement Agreement and Mutual Release, and Violations of Securities Law.

Defendant, Target A, initially established, in 2001, a securities account with Defendant, Gunnallen Financial, which account was managed by Defendant George Burmann. The purpose of this account was to receive shares of CPVD common stock from Plaintiff, First Equity Corporation and other CPVD shareholders, so Target A could receive approximately 32 million of such shares, pay Plaintiff, First Equity, and others, if any, for shares at prices ranging from one cent to two cents per share, so that those shares of CPVD could then be sold by Defendants Halfar, Burmann, and Gunallen for higher prices in the market for the purpose of realizing profits on behalf of Target A and raising equity capital for CPVD.

Defendants used a second entity in the Netherlands, Target B, with different owner, from Target A without informing Plaintiffs First Equity, CPVD, and Enercorp and without paying fully for stock delivered to George Burmann and Gunallen for the account of Target A. Burmann, Halfar, and Gunallen failed to provide requested information to First Equity, CPVD, Harald Engels, providing false pretexts and accuses. To the best of the Plaintiffs knowledge and belief, Defendants were able to sell over one million U.S dollars worth of CPVD stock, which Plaintiffs had tendered to the said Gunallen account in absolute good faith.

Defendants diverted and converted the profits of sale of CPVD stock to Target B, Halfar, George Burmann, and others in order to defraud their partner in Target A, Engels and First Equity, and CPVD. Upon information and belief, defendants utilized the wrongfully diverted profits to launch and to help finance a scheme to take over Enercorp, and to help finance litigation that they brought in the name of George Burmann against Enercorp in Denver, Colorado for purposes of attempting to take over Enercorp to the detriment of First Equity, CPVD, and the Enercorp shareholders.

Plaintiffs have requested in whatever amount the Court deems appropriate, together with exemplary and/or punitive damages, costs, interest, and actual reasonable attorney fees, as permitted by law for their wrongful acts, and their willful, wanton misconduct.

6.9.2.

Item 2. Changes in Securities

None

6.9.3.

Item 3. Defaults Upon Senior Securities

None

6.9.4.

Item 4. Submission of Matters to a Vote of Security Holders

On February 1, 2005 Enercorp held its 2004 Annual Meeting of Shareholders at its corporate headquarters in Farmington Hills, Michigan. Enercorp’s management prevailed in the proxy solicitation initiated by George Burmann, a 6.5% Shareholder from Florida.. (See Attached Report on Form 8-K filed on February 2, 2005.)

The following proposals were submitted to a vote of security holders.

1.

PROPOSAL NO. 1: to elect three Directors to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

2.

PROPOSAL NO. 2:  to ratify the appointment of JL Stephan  & Co. P.C. as the independent registered auditors of the Company for the fiscal year ended June 30, 2005. The fees paid to the independent registered auditors for the fiscal years ended June 30, 2002, 2003, 2004 are disclosed in the accompanied Proxy Statement in the section “Proposal Number Two –Ratification of the Appointment of the Company’s Independent Registered Auditors”.  (Passage of this Proposal requires the affirmative vote of the majority of the Company’s issued and outstanding shares entitled to vote on this Proposal.)

3.

PROPOSAL NO. 3: to amend its Articles of Incorporation to reduce the voting requirement for approval of certain actions from two-thirds to a majority of the Common Stock and Preferred Stock entitled to vote on the action.  (Passage of this Proposal requires the affirmative vote of two-thirds of the Company’s issued and outstanding shares entitled to vote on this Proposal.)

4.

PROPOSAL NO. 4: to authorize the Company to change the nature of its business and withdraw its status as a Business Development Company under the Investment Company Act of 1940, as amended.  (Passage of this Proposal requires the affirmative vote of the majority of the Company’s issued and outstanding shares entitled to vote on this Proposal.)

5.

Such other business as may properly come before the Meeting, or any adjournment or adjournments thereof.

Shareholders approved Proposal 1. Reelected to the Board of Directors were James C. Sargent, an attorney and former U. S. Securities and Exchange (SEC) Commissioner and former Regional Administrator of the New York Regional Office of the SEC; Dr. Jeffrey E. Rautio of Livonia MI; and Salvatore M. Parlatore, MBA, Brand Manager, Whirlpool Corp. and a resident of Stevensville MI. These directors will serve the Company until their successors are duly elected and qualified.

Shareholders ratified appointment of Enercorp’s independent auditors (Proposal 2), and disapproved amending the Company’s Articles of Incorporation to require 50 percent shareholder approval for certain actions (Proposal 3).  Shareholders also denied Management’s request to withdraw from regulations as a Business Development Company (BDC) (Proposal 4).

Dissident Shareholder George Burmann, a German citizen residing in Florida, left halfway through the Annual Meeting with his Colorado attorney and another shareholder. They declined to wait until the final proxy tabulations were calculated by ADP (Automatic Data Processing, Inc.) but not certified in time to determine if a quorum was present in order to conduct the Annual Meeting.  Ironically, after Burmann left, ADP did report a change in tabulations from 3:00pm of January 31, 2005, but added a few shares in favor of Burmann.

Despite discussion over legality of several groups of proxies, Management would have won by any method used by the independent Inspector of Elections to count the final tally.

Burmann and Senol Halfar from Germany, named Defendants in a lawsuit filed on January 31, 2005 by Enercorp, Inc. and other parties in Eastern District of Michigan, Southern Division, United States District Court in Detroit (Case Number 2:05CV70341) accepted service from the process server upon their arrival at the Annual Meeting.  “The Complaint alleges Fraud, Conspiracy, Breach of Contract, Defamation and Breach of Settlement Agreement and Mutual Release, and Violations of Securities Law. (See Item 1. Legal Proceedings. 6.9.1.2.)

1.1.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

1.1.1.

Exhibits

None

1.1.2.

Form 8-K

None

1.2.

1.3.

SIGNATURE PAGE

Form 10-QSB

For the quarter ended December 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERCORP, INC

(Registrant)

By:/s/ James C. Sargent

James C. Sargent

Chairman, President and CEO

Date: February 21, 2005

2.

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED
PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2004(the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, James C. Sargent, President and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/James C. Sargent

Chairman, President and CEO

/s/ Majlinda Xhuti

Chief  Financial  Officer

Dated:  February 21, 2005