Form 10-Q
period 2005-03-31
ENERCORP INC
filed 2005-05-16
CIK 313116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended:                                 Commission file number:

March 31, 2005                                                    0-9083

Enercorp, Inc.

---------------------------------------------------------------

(Exact name of Registrant as specified in its charter)

Colorado                               84-0768802

(State or other jurisdiction of                                   (I.R.S. Employer

incorporation or organization)                        Identification Number)

32751 Middlebelt Road, Suite B

Farmington Hills, MI 48334

(Address of principal executive offices)

Registrant's telephone number, including area code:

(248) 851-5651

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of May 14, 2005 a total of 695,897 shares of common stock, were outstanding.

Table of Contents

  1.ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES
  2.ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2004
  3.ENERCORP, INC SCHEDULE OF INVESTMENTS AT MARCH 31, 2005 (UNAUDITED)
  4.ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)
  5.ENERCORP, INC STATEMENTS OF CASH FLOWS
  6. ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS
    6.1.NOTE 1:   INTERIM FINANCIAL STATEMENTS.
    6.2.NOTE 2:   INVESTMENTS RELATED –PARTY.
    6.3.NOTE 3:   CAPITAL STOCK TRANSACTIONS
    6.4.NOTE 4:   RELATED PARTY TRANSACTIONS
    6.5.NOTE 5: CURRENT LIABILITIES
    6.6.NOTE 6: BOARD OF DIRECTORS CHANGES.
    6.7.CONTINGENCIES
    6.8.ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.
      6.8.1.Material Changes in Financial Condition:
      6.8.2.Liquidity and Capital Resources.
      6.8.3.Results of Operations. Three months ended March 31, 2005 compared to three months ended March 31, 2004.
      6.8.4.Results of Operations. Nine months ended March 31, 2005 compared to nine months ended March 31, 2004.
    6.9.ITEM 3: CONTROLS AND PROCEDURES.
    6.10.PART II. OTHER INFORMATION
      6.10.1.Item 1. Legal Proceedings
      6.10.2.Item 2. Changes in Securities
      6.10.3.Item 3. Defaults Upon Senior Securities
      6.10.4.Item 4. Submission of Matters to a Vote of Security Holders
      1.1.1.Item 5. Other information
      1.1.2.Item 6. Exhibits
    SIGNATURE PAGE
  CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
  SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1.

ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES

	Unaudited
ASSETS	31-Mar-2005	30-Jun-2004
Investments, at fair value, cost of $782,282 and $1,212,477
at March 31, 2005 and June 30, 2004 respectively	$518,781	$946,164
Prepaid Insurance	248	0
Cash	602	417
Total assets	519,631	946,581
LIABILITIES AND NET ASSETS
Current Liabilities
Note Payable Related-Party	0	54,950
Note Payable Investors	325,000	0
Note Payable Other	30,000	30,000
Accounts payable and accrued liabilities	40,848	13,660
Officer salary payable	0	145,000
Accrued management fees-related party	15,000	80,000
Interest payable-related party	0	9,899
Total Liabilities	410,848	333,509
Net assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at March 31, 2005 and June 30, 2004	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated deficit	(1,126,811)	(1,008,867)
Unrealized net gain on investments, net of deferred income taxes at
March 31, 2005 and June 30, 2004 respectively	(652,657)	(266,313)
	108,783	613,071
	$519,631	$946,581

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

The accompanying notes are an integral part of this financial statement

3.

ENERCORP, INC SCHEDULE OF INVESTMENTS AT MARCH 31, 2005 (UNAUDITED)

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Distcount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.015		26		26
	Web Site Development			9,500,000	0.015	101,650	142,500	(42,750)	99,750
Ajay Sports Inc.	Golf & Casual Furniture			94,118	0.06	191,907	5,647		5,647
				16,667	0.06	37,500	1,000		1,000
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			1,000	0.145	10,000	145		145
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.600	252,000	480,000	(240,000)	240,000
	Subtotal					780,782	844,518	(325,790)	518,728
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.18	1,500	54		54
							-
	Total All Companies					782,282	844,572	(325,790)	518,782
(a) No public market for this security
(b) Subject to Rule 144

The accompanying notes are an integral part of this financial statement

4.

ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	31-Mar-2005	31-Mar-2004	31-Mar-2005	31-Mar-2004
Revenues
Gain from sale of assets	$0	$0	$8,961	$0
Refunds	$0	$773	$0	$773
Total Revenues	0	773	8,961	773
Expenses
Salary expense	0	0	0	25,000
Accounting and other professional fees	6,785	2,013	18,245	9,830
Legal fees	1,296	30	43,907	207
Management fees	7,500	7,500	32,500	22,500
Interest expense	5,610	1,280	15,146	3,631
Travel Expense	0	0	3,285	0
Other general and administrative expenses	3,638	76	6,899	1,426
	24,829	10,899	119,982	62,594

Realized loss on investments	0	(19,161)	0	(19,161)
Legal Contingency	6,923	0	6,923	0
Net gain (loss) from operations before taxes	(31,752)	(29,287)	(117,944)	(80,982)
Income taxes (Note 5)	0	0	0	0
Net gain (loss) from operations after taxes	(31,752)	(29,287)	(117,944)	(80,982)
Net unrealized gain (loss) on investments before taxes	(74,327)	(33,159)	(652,657)	93,213
Income taxes (Note 5)	0	0	0	0
Net unrealized gain (loss) on investment after taxes	(74,327)	(33,159)	(652,657)	93,213
Increase (decrease) in net assets resulting from operations	(106,079)	(62,446)	(770,601)	12,231
Increase (decrease) in net assets per share	($0.152)	($0.090)	($1.107)	$0.018

The accompanying notes are an integral part of this financial statement

5.

ENERCORP, INC STATEMENTS OF CASH FLOWS

                                                                             Unaudited

	31-Mar-2005	30-Jun-2004
Cash flows from operating activities:
Increase (decrease) in net assets	$(770,601)	$(27,200)
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on write offs of investments	0	19,161
Gain on sale of investments	(8,961)
Unrealized (gain) loss on investments	652,657	(64,681)
(Increase) Decrease in other assets	(248)	0
Increase (Decrease) in accounts payable
and accrued expenses	(192,711)	57,519
Increase (Decrease) in deferred taxes	0	0
Total adjustments	450,737	11,999
Net cash (used) by operating activities	(319,864)	(15,201)
Cash flows from investing activities:
Sale of investments	50,000	0
Net cash provided (used) by investing
activities	50,000	0
Cash flows from financing activities:
Proceeds from notes payable	325,000	15,000
Payments of notes payable	(54,950)
Net cash provided (used) by financing activities	270,050	15,000
Increase (Decrease) in cash	186	(201)
Cash, beginning of period	417	618
Cash, end of period	$603	$417

The accompanying notes are an integral part of this financial statement

6.

 ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.1.

NOTE 1:  INTERIM FINANCIAL STATEMENTS.

The accompanying consolidated financial statements of Enercorp, Inc and Subsidiaries (“ the Company”) have been prepared by the Company without audit. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-months and nine-months ended March 31, 2005 and 2004; the Company's financial position at March 31, 2005 and June 30, 2004; and the cash flows for the period ended March 31, 2005 and June 30, 2004. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's June 30, 2004 Form 10-KSB.

The results for the three-month and nine-month ended March 31, 2005 are not necessarily indicative of future financial results.

6.2.

NOTE 2:  INVESTMENTS RELATED –PARTY.

Investments consist of holdings of securities in publicly and privately held companies. The Company holds its principal common stock investments in CompuSonics Video Corporation (9,501,751 shares), Ajay Sports, Inc. (110,785 common and 1,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (71,733 shares).

 CompuSonics Video Corporation “CPVD” is one of the biggest investees of the Company. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft CRM software for small and midsize businesses. The Company owns 9,501,751 shares of CPVD, which were trading at $0.015 per share at March 31, 2005. The Company is taking a 30% discount from the total FMV of this investment, based on its marketability and liquidity. The Company sold 500,000 shares of common stock of CPVD, on December 03, 2004. These shares were sold at a price of $0.0294 per share. The Company recorded a profit of $700 from the sale of these shares.

One of the Company's investees is Ajay Sports, Inc (“ Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Company owns 110,785 shares of common stock of Ajay, which were trading at $0.06 per share at March 31, 2005 and 1,000 shares of preferred stock of Ajay valued at $0.145 per share at March 31, 2005.  On December 3, 2004, the Company sold 200,000 shares of common stock of Ajay, and 1,000 shares of preferred stock of Ajay at prices respectively $0.13 per share, and $1.00 per share. The Company recorded respectively a profit of $12,000 and $830 from the sale of shares of common and preferred stock of Ajay.

One of the Company's other current investee is Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores. The Board of Directors Fair valued the PGI investment at $215,199 at March 31, 2005. A (20)% discount was taken based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc. (“PGoA”), reducing the Net Fair Value of this investment to $172,159.

On December 3, 2004, the Company sold 2,767 shares of common stock of PGI at a price of $3.00 per share, recording a loss of $4,568 from this sale. The beneficiary of shares of stock of investees involved in the four transactions above is Brian T. Donelly, President of ProGolf of America and Ajay Sports, Inc. Terms and conditions of such transactions were approved by the Board of Directors comprised of a majority of independent directors.

 ProGolf.Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. ProGolf.com Internet site is becoming more popular and helping increase the sales of golf equipment during the past year. The Board of Directors fair valued the investment for 300,000 shares of PG.Com  at $480,000. After careful deliberation, the Board of Directors has agreed to take a (50)% discount, equaling $240,000. The Company is using the total value of $240,000 for this position.

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. As of March 31, 2005, balance of accrued fees due to Acrodyne Corporation was $ 15,000. Mr. Itin has a minority interest in Acrodyne.

In August 2004, Enercorp paid off the note payable of $54,950 to Dearborn Wheels, Inc,(“DWI”). Shirley B. Itin, wife of Itin has a minority interest in DWI.

6.5.

NOTE 5: CURRENT LIABILITIES

Note Payable Related Party owed to Dearborn Wheels, Inc was paid off in August 2004. This Note had an outstanding balance of $54,950 as of June 30, 2004

The Company has a secured debt of $325,000 owed to several investors who initially invested their capital in the Company in exchange for the 369,318 shares of Legended Preferred Stock of the Company, subsequently cancelled. These notes bear 7% interest rate, and are due within 90 days from the day of their issuance, August 2, 2004. Interest due on these notes totals $15,146 and the notes are past due as of March 31, 2005.

The Company has a Note Payable to Yueh Yun Chang (a member of the “Wen Group”) in the face amount of $ 30,000 (Note payable other). The note bears no interest. The Company has made no payments on this note. The note was due on June 12, 2002.

The balance of accounts payable and accrued liabilities includes trade payables of $25,702 and $15,146 of interest accrued on the secured notes.  Trades payable includes mainly professional fees such as legal and accounting fees.

The balance of $15,000 includes only the fees accrued for the nine-month period ended March 31, 2005.

6.6.

NOTE 6: BOARD OF DIRECTORS CHANGES.

None.

6.7.

CONTINGENCIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, for the nine-month period ended March 31, 2005 the Company had a net operating loss of $117,944, cash flows deficiency from operations of $319,864, a working capital deficiency of $409,998 and an accumulated deficit of $1,126,811.

The Company did not earn any revenues during the quarters ended March 31, 2005 and 2004 and was mainly dependent upon a related party to fund its working capital. The Company's ability to continue as a going concern is partially dependent on the sale of the Company's investments, borrowing against collateral, and bringing new investments. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6.8.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

6.8.1.

Material Changes in Financial Condition:

The Company’s liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under its credit lines.

For the nine-month period ending March 31, 2005, the investments value decreased by $427,383. This change is due to sale of a portion of investments in Ajay, CPVD, and PGI for the total proceeds of $50,000, causing a decrease of approximately $41,000 in total fair value of the Company’s portfolio. The value of CompuSonics Video Corporation stock decreased from $0.053 per share at June 30, 2004 to $0.015 per share at March 31, 2005. Total net fair market value of CPVD common stock was $99,776 at March 31, 2005.  Fair value of PGI investment decreased from $4.915 per share at June 30, 2004 to $3.00 per share at March 31, 2005. Total net fair value of PGI investment was $172,159 at March 31, 2005.

Current liabilities increased $77,339 from June 30, 2004 to March 31, 2005. The Company received $325,000 from various investors in exchange for 368,318 Legended Convertible Preferred shares of Company’s stock, subsequently cancelled. The Company used $290,000 of the proceeds to pay outstanding liabilities in August 2004 and some other operating expenses including legal fees. The $50,000 of proceeds from the sale of investments were used to defend the expensive lawsuit filed by the shareholder George Burmann, organize the annual meeting of the shareholders, solicitation regarding the proxy contest, management fees etc.

Net assets value decreased by $504,288 from June 30, 2004 to March 31, 2005.

6.8.2.

Liquidity and Capital Resources.

The Secured Note due to several investors in the amount of $325,000 is currently past due. The Company’s Board of Directors is considering selling additional shares of the Company’s investment portfolio in order to generate sufficient cash to pay off its outstanding liabilities, and cover its operation costs, which increased significantly due to legal expenses, shareholder meetings costs, and the proxy contest initiated by Burmann.

The Company has an issued and outstanding promissory note of $30,000 to Wen Group. The validity of the Wen Group claim is challenged and has been declared invalid due to the fact that the “Wen Group” did not fulfill requirements of its subscription agreement in 2001.

6.8.3.

Results of Operations. Three months ended March 31, 2005 compared to three months ended March 31, 2004.

The Company had $8,961 gain from sale of investments for the quarter ended March 31, 2005, and no revenues for the quarter ended March 31, 2004.

The Company recorded $6,785 and $2,013 of accounting and transfer agent expenses for the quarter ended March 31, 2005, and 2004, respectively. The increase is mainly due to transfer agent fees for this period related to the February 1, 2005 annual meeting of the shareholders.

The Company recorded $1,296 and $30 in legal fees for the quarter ended March 31, 2005 and 2004, respectively.  These legal expenses for the current period are due to the lawsuit filed against the Company by George Burmann.

The Company recorded $7,500 in management fees due to Acrodyne for each of the quarters ended March 31, 2005 and 2004. Enercorp has an agreement with Acrodyne to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. Currently the Company has no full time employees.

The Company recorded $5,610 of interest expense on the secured notes to the August 2004 investors, compared to $1,280 of related parties interest expense recorded for the three months ended March 31, 2004. The increase is due to the secured notes of $325,000. Interest on these notes is accrued based on a 7% rate per annum.

The Company recorded other general and administrative expenses of $3,638 and $76 for the quarter ended March 31, 2005 and 2004, respectively. Other General and administrative expenses include telephone, postage, and other miscellaneous expenses. The increase in these expenses for the current quarter is mainly due to shipping and mailing costs incurred in relation with the two annual shareholders meetings.

The Company recorded a legal contingency of $6,923.19 for this quarter. This is due to the consequences of the legal fight in Denver started by George Burmann over a year ago. The Company has made no payments on this contingency still due as of May 16, 2005.

The Company recorded an unrealized loss on investments of $74,327 and $33,159 for the quarter ended March 31, 2005 and 2004, respectively. This is mainly due to the decrease in fair value of the Company’s investments in CPVD and PGI.

6.8.4.

Results of Operations. Nine months ended March 31, 2005 compared to nine months ended March 31, 2004.

The Company had $8,961 gain from sale of investments for the nine-month period ended March 31, 2005, and no revenues for the same period ended March 31, 2004.

The Company recorded $0 and $25,000 of salaries to Mr. Itin for the nine-month period ended March 31, 2005 and 2004, respectively. Mr. Itin resigned from all the positions held with Enercorp, Inc on September 14, 2003.

The Company recorded $18,245 and $9,830 of accounting and stock transaction expenses for the nine-month period ended March 31, 2005, and 2004, respectively. The increase is mainly due to the stock transaction costs incurred by the Company’s transfer agent during this current period. These costs are related to the two annual meetings of shareholders.

The Company recorded $43,907 and $207 in legal fees for the nine-month period ended March 31, 2005 and 2004, respectively. The increase in such expenses is related to the lawsuit filed against the Company by George Burmann.

The Company recorded $32,500 and $22,500 in management fees for the nine-month period ended March 31, 2005 and 2004, respectively. The increase in such fees is due to a $10,000 consulting fee paid to the former general manager of the Company for the month of August 2004. He was hired primarily to work on the Burmann lawsuit, and the shareholders meeting.

The Company recorded $15,146 and $3,631 of interest expense for the nine-month period ended March 31, 2005 and 2004, respectively. The change is due to the increase in principal related to the secured notes of $325,000. Interest on these notes is accrued based on a 7% rate per annum.

The Company recorded $3,285 of travel expense for this period related to the lawsuit filed against Enercorp by Burmann.

The Company recorded other general and administrative expenses of $ 6,899 and $1,426 for the nine-month period ended March 31, 2005 and 2004, respectively. Other General and administrative expenses include telephone, postage, and other miscellaneous expenses. The increase is mainly due to printing, shipping and mailing costs incurred in relation with the two annual meetings of shareholders conducted on September 10, 2004 and February 1, 2005.

The Company recorded a legal contingency of $6,923.19 for this quarter. This is due to the consequences of the legal fight in Denver started by George Burmann over a year ago. The Company has made no payments on this contingency still due as of May 16, 2005.

The Company recorded an unrealized loss on investments of $652,657 and a gain of $93,213 for the nine-month period ended March 31, 2005 and 2004, respectively. This change is due to the decrease in fair value of the Company’s investments in CPVD and PGI.

6.9.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

6.10.

PART II. OTHER INFORMATION

6.10.1.

Item 1. Legal Proceedings

6.10.1.1.

Bumann vs. Enercorp, Inc

(See Item 1. Legal proceedings in the previous quarterly report.)

On March 8, 2005, Denver District Court has awarded Burmann $6,923.18 of attorney fees. The Company has strong reasons to believe those fees should have not been awarded to Burmann. It is the opinion of the Company’s Board of Directors that Plaintiff was motivated by other than a lawful purpose, and that Plaintiff’s expressed intention to effect a change in the Company’s management was contrary to the best interest of the Company and its shareholders. (See the following Case in 6.10.1.2). In addition, Burmann has taken several actions including liens and bank garnishment in order to collect the $6,923.19. The Company has made no payments on this contingency still due as of May 16, 2005.

6.10.1.2.

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

6.10.2.

Item 2. Changes in Securities

None

6.10.3.

Item 3. Defaults Upon Senior Securities

None

6.10.4.

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

1.1.1.

Item 5. Other information

None

1.1.2.

Item 6. Exhibits

None

1.2.

1.3.

SIGNATURE PAGE

Form 10-Q

For the quarter ended March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERCORP, INC

(Registrant)

By:/s/ James C. Sargent

James C. Sargent

Chairman, President and CEO

Date: May 13, 2005

2.

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED
PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2005(the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, James C. Sargent, President and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: May 13, 2005