Form 10-K
period 2005-06-30
ENERCORP INC
filed 2005-09-28
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

--------           SECURITIES EXCHANGE ACT OF 1934, as amended (the “Act”)

FOR THE FISCAL YEAR ENDED: June 30, 2005

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

37735 Enterprise Ct, Suite 600-B

Farmington Hills, Michigan                                      48331

(Address of principal executive offices)             (Zip Code)

Company's telephone number, including area code: (248) 994-0099

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:              Yes   X        No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    X

As of September 28, 2005 there were 695,897 shares of common stock issued and outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Company) held by non-affiliates was approximately 208,000.

Table of Contents

    Forward-Looking Statements

  PART I
    Item 1.  Business
    Item 2.  Properties
    Item 3.  Legal Proceedings
    Item 4.  Submission of Matters to a Vote of Security Holders

  PART II

    Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
    Item 6.  Selected Financial Data
    Item 7.  Management's Discussion and Analysis of Financial Condition and   Results of Operations
    Item 8.  Financial Statements and Supplementary Data
    Item 9   Changes in and Disagreements with Accountants on Accounting and Financial   Disclosure
      Item 9a.Controls and procedures

    Item 9b.Other information

  PART III
    Item 10. Directors, Executive Officers and Treasurer of the Company
    Item 11. Executive Compensation
    Item 12. Security Ownership of Certain Beneficial Owners and Management
    Item 13. Certain Relationships and Related Transactions
    Item 14. Principal Accounting Fees and Services

  PART IV
    Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

  SIGNATURES

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      Enercorp, Inc. Statements of Assets and Liabilities
      Enercorp, Inc.Schedule of Investments
      Enercorp, Inc.Schedule of Investments
      Enercorp, IncStatements of Changes in Stockholder's Equity and Other Comprehensive Loss
      Enercorp, Inc.Statements of Operations
      Enercorp, Inc.Statement of Cash Flows
      Notes to Financial Statements
      Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2006, which runs from July 1, 2005 to June 30, 2006.

PART I

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

Investment Decisions and Policies

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

•

carefully investigating potential investees;

•

financing only what it believes to be practical business opportunities, as contrasted to research projects;

•

selecting effective, entrepreneurial management for its investees;

•

providing managerial assistance and support to investees in areas, where the need is apparent;

•

obtaining, alone or with others, actual or working control of its investees;

•

supporting the investees in obtaining necessary financing, and, where feasible, arranging major contracts, joint ventures or mergers and acquisitions; and

•

where possible, maintaining sufficient capital resources to make follow-on investments where necessary, appropriate and feasible.

As a business development company, the Company is subject to the provisions of Sections 55 through 65 of the Investment Company Act of 1940, as amended, and certain additional provisions of that Act made applicable to business development companies by Section 59 of that Act.  Under these regulations, the Company's investment policies are defined and subject to certain limitations.  See "Regulation-Business Development Companies."  Furthermore, under Section 58 of that Act, the Company may not withdraw its election to be so regulated without the consent of a majority of its issued and outstanding voting securities holders.

The Company has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire.  The Company has in the past, and may continue in the future to invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2005, and the Company does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

The Company endeavors to achieve its objectives in accordance with the following general policies:

•

The Company acquires securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

•

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

•

The Company may make additional or "follow-on" investments in its investees, when appropriate to sustain the investees or to enhance or protect the Company's existing investment.

•

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

Investments

Ajay Sports, Inc (“Ajay”):

Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. President of the Company, Mr. Rautio is also member of the Board of Directors of Ajay.

CompuSonics Video Corporation ("CPVD"):

CPVD is in the business of marketing and distribution of several engineering software products. Mr. Parlatore, director of the Company is also a member of the Board of Directors of CPVD.

Pro Golf International, Inc. (PGI):

PGI is a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding common stock of Pro Golf of America, Inc. (PGoA) and a majority of the common stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores.

ProGolf. Com, Inc. (“PG.com”):

PG.com is a Company formed to assist in directing traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the ProGolf.com Internet site. PG.com is a majority owned subsidiary of PGI.

Management of the Company devoted time and resources to providing significant managerial assistance to its investees in varying degrees, during the fiscal year ended June 30, 2005. The Company received no compensation for such contribution.

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

Employees

As of June 30, 2005 the Company had no employees.

Item 2.  Properties

The Company subleases office space from a stockholder of the Company. The Company occupies an office and shares a common area with such stockholder.  The Company believes that the lease rate paid for this space represents current market rates.  The sublease is on a month-to-month basis.

Item 3.  Legal Proceedings

Currently the Company is not involved in any legal proceedings. The legal case Burmann vs. Enercorp, Inc was settled early June, 2005. The Company was also a plaintiff in the legal case: First Equity Corporation, CompuSonics Video Corporation, and Enercorp, Inc vs. Target Holding B. V,a partnership(“Target A”), Target Holding B.V, a consummated Netherlands business entity (“Target B”), Senol Halfar, Dietgard Adrian, George Burmann, Dana Burmann, H.J Gullug, Halfar Consulting, and Gunnallen Financial, Inc. Effective July 1, 2005 Enercorp agreed to be dismissed as a co-plaintiff in that case

Item 4.    Submission of Matters to a Vote of Security Holders

On February 1, 2005 Enercorp held its 2004 Annual Meeting of Shareholders at its corporate headquarters in Farmington Hills, Michigan. Enercorp’s management prevailed in the proxy solicitation initiated by George Burmann, a 6.5% Shareholder from Florida.. (See Report on Form 8-K filed on February 2, 2005.)

The following proposals were submitted to a vote of security holders.

•

Proposal 1: to elect three Directors to serve until the next Annual Meeting of Shareholders and until their successors have been elected and qualified.

•

Proposal 2:  to ratify the appointment of JL Stephan & Co. P.C. as the independent registered auditors of the Company for the fiscal year ended June 30, 2005. (Passage of this Proposal requires the affirmative vote of the majority of the Company’s issued and outstanding shares entitled to vote on this Proposal.) ( See the report in the form 8-K filed on Aug. 30, 2005)

•

Proposal 3: to amend its Articles of Incorporation to reduce the voting requirement for approval of certain actions from two-thirds to a majority of the Common Stock and Preferred Stock entitled to vote on the action.  (Passage of this Proposal requires the affirmative vote of two-thirds of the Company’s issued and outstanding shares entitled to vote on this Proposal.)

•

Proposal 4: to authorize the Company to change the nature of its business and withdraw its status as a Business Development Company under the Investment Company Act of 1940, as amended.  (Passage of this Proposal requires the affirmative vote of the majority of the Company’s issued and outstanding shares entitled to vote on this Proposal.)

•

Proposal 5: Such other business as may properly come before the Meeting, or any adjournment or adjournments thereof.

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

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded has been the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 30, 2002 through June 30, 2005, are as set forth below.  The "OTC" electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

  HIGH BID  LOW BID

Fiscal 2003-Quarters Ended:
September 30, 2002	$0.50	$0.35
December 31, 2002	$0.12	$0.05
March 31, 2003	$0.05	$0.05
June 30, 2003	$0.25	$0.10
Fiscal 2004– Quarters Ended:
September 30, 2003	$0.38	$0.38
December 31, 2003	$0.42	$0.35
March 31, 2004	$0.90	$0.20
June 30, 2004	$0.30	$0.20

Fiscal 2005– Quarters Ended:
September 30, 2004	$0.30	$0.30
December 31, 2004	$0.30	$0.30
March 31, 2005	$0.33	$0.30
June 30, 2005	$0.30	$0.30

Holders

The approximate number of record holders of the Company's common stock as of June 30, 2005 was approximately 1,332. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

Dividends

The Company has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Sales of Securities subsequently rescinded.

The Company issued to various accredited investors 369,318 shares of 6% Cumulative Convertible Preferred Stock, Par Value $0.88/share, on August 2, 2004.The Company received $325,000 for the newly issued Legended Preferred shares. The Legended Preferred shares were sold at a price of $0.88/per share, convertible one for one to Common stock equal to the latest NAV (Net asset Value) per common share at day’s end, June 30, 2004. The proceeds from this funding were used to pay off the majority of the Company’s then outstanding liabilities, pay the cost of the shareholder meeting, and provide working capital.

The Company committed to the new investors to entitle them with the voting rights in recognition for the capital they had invested in the Company. Unable to do so, the Company’s Board of Directors in accordance with the investing parties, decided to convert the recently issued securities into the secure debt totaling $325,000.  (See disclosure in the preceding Forms 10Q)

Item 6. Selected Financial Data

	2005	2004	2003	2002	2001
Working capital	$ 34,672	$ 613,071	$ 640,272	$ 954,562	$ 930,855
Cash	0	417	618	1,123	342
Total investments	470,584	946,164	900,644	1,045,842	984,214
Total assets	470,584	946,581	901,262	1,046,965	985,489
Total liabilities	435,912	333,509	260,989	92,403	54,634
Shareholders equity	34,672	613,071	640,272	954,562	930,855
Operating revenue	1,311	992	1,310	4,455	1,475,824
Legal, accounting and other professional fees	77,876	12,417	16,336	7,392	29,224
Management fees	40,000	30,000	30,000	30,000	0
Officer wages	0	25,000	120,000	0	78,500
Interest expense	21,413	5,001	3,355	1,612	173,773
Total other gen'l & admin. expenses	6,056	1,294	712	3,543	20,187
Net Gain (Loss) from operation before taxes	(533,013)	(91,881)	(169,093)	(38,092)	1,128,112
Income taxes	0	0	0	0	569,830
Unrealized gain(loss) from investments	(45,386)	64,681	(145,199)	61,798	(1,353,471)
Increase (Decrease) in net assets resulting from operations	(578,399)	(27,200)	(314,292)	23,706	(795,189)
Increase (Decrease) in net assets per share	$ (0.83)	$ (0.04)	$ (0.45)	$ 0.03	$ (1.14)

Item 7. Management's Discussion and Analysis of Financial Condition and  Results of Operations

Capital Resources and Liquidity.

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of any success in any of such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of June 30, 2005.

Total assets for the fiscal year ending June 30, 2005 amount to $470,573. Net assets as of June 30, 2005 were $34,672. For the years ended June 30, 2005, 2004 and 2003, the Company's cash flow was dependent primarily upon the certain loans made to the Company by related parties.

The Company's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities, when, and to the extent, the Board of Directors decides such sales are appropriate or necessary.

Recently Enacted Pronouncements

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

SFAS No. 123(R), "Share-Based Payment", which is a replacement to SFAS No. 123 “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, was issued in December 2004.  The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123, as originally issued in 1995, established a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Publicly traded entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS No. 123(R).

SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued in May 2005. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

Material Changes in Financial Condition

On June 30, 2005 the total net fair market value of investments was $470,573 compared to $946,164 and $900,643 on June 30, 2004 and 2003, respectively. The decrease is mainly due to decrease in fair market value of CPVD common stock, which traded at $0.009, $0.052 and $0.037 respectively on June 30, 2005, 2004 and 2003. Also, the other investments in PGI and PG.com have slightly decreased during the past year affecting total portfolio value. Another cause for the decrease in total portfolio value is the sale of some investments in December 2004, totaling fair value amount of $41,000.

The liabilities increased by $72,520 for the fiscal year 2004 compared to fiscal year 2003 and by $102,392 for the fiscal year 2005, compared to fiscal year 2004.

The change for fiscal year 2004 is caused by the $25,000 increase in accrued officer salary, the $15,000 increase in face value of note payable owed to Dearborn Wheels, Inc, the $30,000 increase in management fees owed to Acrodyne Corporation, and the $5,002 increase in the interest payable on the note payable to Dearborn Wheels, Inc. The accounts payable decreased by $2,482 for the year 2004 compared to the fiscal year 2003. As a result of these changes, the total net asset value decreased by $27,201 for the year ended June 30, 2004.

The change for fiscal year 2005 is mainly due to the conversion of the preferred stock cancelled and subsequently converted to debt in the amount of $325,000. This increase in debt in the form of notes payable caused the increase in interest accrued on these notes. Interest accrued on the notes increased by $11,514 for the fiscal year 2005, compared to fiscal year 2004. Meanwhile, the notes payable to related parties decreased by 30,950, and accrued management fees also decreased by $57,500 for the fiscal year 2005, compared to fiscal year 2004.

The Company is past due on the repayment of the Note payable to Wen Group. This Note has a face value of $30,000, bears no interest and was due June 2002. The validity of this note is being contested. The $325,000 notes payable rising from the conversion of preferred stock to secured debt are short term notes, however, the creditors related to these notes have not demanded any payments on either the notes, or the interest accrued on the notes. These investors are willing to extend the terms of the notes, or converting the notes to equity. Discussions have occurred between the Company and these creditors related to such matter, and a satisfactory result is expected in the near future.

The Company’s current plan is to bring in other investors, borrow funds secured by collateral or sell a portion of its security holdings.

Results of Operations

The Company had total revenues of $1,311, $ 992 and $1,310 for the fiscal years ended June 30, 2005, 2004, and 2003, as a result of some refunds, and the write off of some accounts payable.

The Company’s net loss from operations for the fiscal year 2005 was $533,013 compared to $91,881 and $169,093 of net loss from operations for fiscal years 2004 and 2003, respectively.

The increase in net operating loss for this year is mainly due to the increase in legal and professional fees caused by the proxy contest initiated by a 6.5 % shareholder in 2004, and the realized loss of $380,194 recognized on the sale of a small portion of the portfolio investments in December 2004.

The Company recorded $77,876 and $12,417 in legal, accounting and other professional fees for 2005 and 2004, respectively. Management fees for 2005 were $40,000 compared to $30,000 for 2004. The increase in management fees is due to new management assistance needed during the proxy contest, which was the main cause for the increase in other operating expense, such as travel, contingency, and other general and administrative expenses. The Company spent $3,285 in travel, $5,500 in settlement contingency, and $6,056 in other general and administrative expenses, compared to $0, $0, and $1,294 of respective expenses incurred during fiscal year 2004.

Unrealized loss on investments was $45,386 for 2005, compared to $64,681 of gain recorded for 2004. This change is due to the same factors as described in the first paragraph under “Material Changes in Financial Condition”.

The $77,212 decrease in the net operating loss for fiscal year 2004 compared to 2003 is mainly due to the decrease in accrued salary expense.

The Company spent $10,102 and $12,562 in accounting fees for the fiscal year 2004 and 2003 respectively. The Company recorded $5,001 and $3,355 of interest expense on the note payable to Quorum Capital, (former Dearborn Wheels, Inc.) for the fiscal year 2004 and 2003, respectively.

The increase in the interest expense is due to the increase in the principal amount of the underlying note.

The Company recorded an unrealized gain on investments of $ 64,681 for the fiscal year ended 2004 compared to an unrealized loss on investments of $145,199 for the fiscal year 2003.  The change for the years indicated is largely the result of the increase in market value of the common stock of the largest investee of the Company, CompuSonics Video Corporation.

The Company recorded a realized loss of $19,161 on the write off of the Proconnextions, Inc investment for the year 2004, compared to a realized loss of $0 for the year 2003. This investment was worthless.

Enercorp does not have any long-term contractual obligations. Enercorp has only one short-term contractual obligation related to a monthly $2,500 of management fees payable to Acrodyne Corporation. Terms and conditions of such agreement with Acrodyne are subject to the Board of Directors periodical review.

Item 8.    Financial Statements and Supplementary Data

Financial statements and supporting schedules reporting supplementary financial information is attached hereto, made a part hereof, and are listed in Item 13 of Part IV of this Form 10-K.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure

Not applicable.

Item 9a.   Controls and procedures

•

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

•

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9b.   Other information

None

PART III

Item 10.   Directors, Executive Officers and Treasurer of the Company

Identification of Directors and Executive Officers

Name	Position with the Company	Age	Commencement Date
James C. Sargent	Director/Chairman/CEO	89	9/16/2003
Jeffrey E. Rautio	Director	44	10/16/2002
Salvatore M.Parlatore	Director	31	10/16/2002

There were no arrangements or understandings between or among any of the above Officers and Directors pursuant to which any one of such persons was elected to any such office or position.  All Directors were elected at the last Annual Meeting of the Company Shareholders to serve Company until their successors are duly elected and qualified.

Significant Employees

Not applicable

Family Relationships

None

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

Involvement in Certain Legal Proceedings

Currently the Company is not involved in any legal proceedings. The legal case Burmann vs. Enercorp, Inc was settled early June, 2005.

The Company was also a plaintiff in the legal case:  First Equity Corporation, CompuSonics Video Corporation, and Enercorp, Inc vs. Target Holding B. V,a partnership(“Target A”), Target Holding B.V, a consummated Netherlands business entity (“Target B”), Senol Halfar, Dietgard Adrian, George Burmann, Dana Burmann, H.J Gullug, Halfar Consulting, and Gunnallen Financial, Inc.

Effective July 1, 2005 Enercorp agreed to be dismissed as a co-plaintiff in that case.

Promoters and Control Persons

None

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

Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended June 30, 2005, and written representations of the persons required to file said reports, the Company believes that all reports were filed and done so on a timely basis.

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's Chief executive officer for the two years ending June 30, 2005, 2004 and 2003. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

                                                                 Annual Compensation (in dollars)                 Awards

                                                                                                                                    Securities

                                                                                                          Other Annual    Underlying

Name and Principal Position    Year          Salary          Bonus    Compensation  Stock Options

None                                              2005               $0       -0-             -0-                        -0-

Thomas W Itin,   President,           2004      $25,000       -0-             -0-                        -0-

Chief Executive Officer &              2003    $120,000       -0-             -0-                        -0-

 Treasurer.

Option/SAR Grant Table

No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2005.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

No stock options were exercised during the fiscal year ended June 30, 2005.

Compensation of Directors

The Company has an arrangement with its disinterested non-employee Directors to pay them a fee of $500 for each regular and non-scheduled Board of Directors meeting attended, either in person or by telephone.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information as to each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's Directors and named Executive Officers, individually, and Executive Officers and Directors as a group, as of September 19, 2005.

	Amount and Nature
Name and Address of	of Beneficial
Beneficial Owner	Ownership Of Class	Percent

Vasant Chheda	50,000	7.20%
7 Highland Place
Great Neck, NY 11020

Charles Maginnis	60,000	8.60%
c/o Corporate Securities Group, Inc.	(1)(2)
7600 Southland Blvd., Suite 101
Orlando, FL 32809

George Burmann	45,500	6.50%
c/o Corporate Securities Group, Inc.	(1)(2)
7600 Southland Blvd., Suite 101
Orlando, FL 32809

(1)

Based upon information contained in the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission.

(2)

Common Stock.

Item 13.    Certain Relationships and Related Transactions

CompuSonics Video Corporation (“CPVD”) is one of the largest investees of the Company.  Salvatore Parlatore, Director of the Company, and Thomas W. Itin, former Chairman, of the Company, are currently members of the Board of Directors of CPVD. Mr. Itin also holds the position of Chairman of CPVD.

Ajay Sports, Inc is a related party with the Company. Thomas W. Itin, former Chairman of the Company, holds the position of Chairman in Ajay Sports, Inc. Thomas W. Itin has a controlling interest in Ajay Sports, Inc.

Pro Golf International, Inc (“PGI”) is a related party to the Company. Thomas W. Itin former Chairman of the Company, holds the position of Chairman and CEO in PGI, a controlling subsidiary of Ajay Sports, Inc. Thomas W. Itin owns a controlling interest by reason of attribution in PGI.

ProGolf.com, “PG. com” is a related party with the Company Enercorp, Inc. Thomas W. Itin, former Chairman of the Company, holds the position of Chairman and CEO in PG.com, a controlling subsidiary of PGI. Thomas W. Itin has a controlling interest by reason of attribution in PG.com.

The Company owes $2,500 per month in Management fees to Acrodyne Corporation, a company in which the Company’s former President has an interest.

Item 14.   Principal Accounting Fees and Services

Fees for services performed by J.L. Stephan Co, PC for the years ended June 30, 2005 and 2004 are:

	2005	2004
Audit	5,500	5,800
Audit Related	2,082	4,302
Taxes	-	-
Other	-	-

Fees paid to the auditors were approved by the Audit Committee of Enercorp. UHY, LLP fees will be disclosed in the next year’s 10K. (See the 8-K report filed on Aug.30, 2005)

PART IV

Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K

The following documents are filed as part of this report immediately following the signature page, or are incorporated herein by reference

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of June 30, 2005 and 2004	F-3
Schedule of Investments as of June 30, 2005 and 2004	F-4-F6
Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended June 30, 2005.	F7
Statements of Operations for each of the years in the three-year period ended June 30, 2005	F8
Statements of Cash Flows for each of the years in the three-year period ended June 30, 2005	F9
Notes to Financial Statements	F10-F16
(2) Certification pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F17-F18
(3) Exhibits:
3.1* Amended and Restated Articles of Incorporation as Filed with the Secretary of State, State of Colorado, April 2, 1996
3.2** Bylaws

*Incorporated by reference from Exhibit 10.1 to the Company's Form 10-K for the fiscal year ended June 30, 1989.

**Incorporated by reference from Exhibits 3.1 and 3.2 to the Company's Form 10-K for the fiscal year ended June 30, 1981.

(4)   Reports on Form 8-K.

None

(5)   Required exhibits are incorporated by reference.

F-#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERCORP, INC.

(Company)

By  /s/ James C. Sargent, President

           James C. Sargent, President

Date:   September 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities specified  and on the dates indicated.

Date: September 28, 2005

/s/ James C. Sargent, Director

     James C. Sargent, Director

Date: September 28, 2005

/s/ Jeffrey E. Rautio, Director

     Jeffrey E. Rautio, Director

Date: September 28, 2005

/s/ Salvatore M. Parlatore, Director

     Salvatore M. Parlatore, Director

F-#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Enercorp, Inc.:

We have audited the accompanying statement of assets and liabilities and schedule of investments of Enercorp, Inc. as of June 30, 2005, and the related statement of operations, changes in stockholders’ equity and other comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

August 22, 2005

F-#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

of Enercorp, Inc.

We have audited the accompanying statement of assets and liabilities of Enercorp, Inc., including the schedule of investments, as of June 30, 2004, and the related statements of changes in stockholders’ equity, operations and cash flows for the years ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of June 30, 2004 by correspondence with the custodian and brokers.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    J L Stephan Co., PC

J L Stephan Co., PC

Traverse City, Michigan

September 15, 2004

F-#

Enercorp, Inc.
Statements of Assets and Liabilities

ASSETS	June 30, 2005	June 30, 2004

Investments, at fair value, cost of $782,282 and $1,212,477 at June 30, 2005 and 2004, respectively	$470,584	$946,164
Cash	-	417
	470,584	946,581
LIABILITIES AND NET ASSETS
Liabilities
Note payable	355,000	30,000
Note related-party	24,000	54,950
Accounts payable and accrued liabilities	12,999	13,660
Officer salary payable	0	145,000
Accrued management fees-related party	22,500	80,000
Interest payable – other	20,818	-
Interest payable – related party	595	9,899
	435,912	333,509
Net assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at June 30, 2005 and 2004.	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated deficit	(1,541,880)	(1,008,866)
Unrealized net loss on investments, net of deferred income taxes
at June 30, 2005 and 2004, respectively	(311,699)	(266,314)
	34,672	613,071
	$470,584	$946,581

                        See notes to financial statements

F-#

Enercorp, Inc.
Schedule of Investments

June 30, 2005

		Expiration		No of	Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.009	$ -	$ 16	$ -	$ 16
	Web Site Development			9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Golf & Casual Furniture			94,118	0.040	191,907	3,765		3,765
				16,667	0.040	37,500	667		667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			1,000	0.097	10,000	97		97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors & control systems	03/12/08	b	50,000

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30		30
							0
	Total All Companies					$ 782,282	$ 773,274	$(302,690)	$ 470,584

(a) No public market for this security
(b) Subject to Rule 144

See notes to financial statements

Enercorp, Inc.
Schedule of Investments

June 30, 2004

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.053	$ -	$ 92	$ -	$ 92
	Web Site Development			10,000,000	0.053	106,477	525,000	(157,500)	367,500
Ajay Sports Inc.	Golf & Casual Furniture			294,118	0.050	600,000	14,706		14,706
				16,667	0.050	37,500	833		833
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			2,000	0.050	20,000	100		100
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	74,500		195,000	366,148	(73,230)	292,918
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.800	252,000	540,000	(270,000)	270,000
	Subtotal					1,210,977	1,446,879	(500,730)	946,149
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &
	control systems	03/12/08	b	50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.050	1,500	15		15
	Total All Companies					$ 1,212,477	$ 1,446,894	$ (500,730)	$ 946,164
(a) No public market for this security
(b) Subject to Rule 144

See notes to financial statements

Enercorp, Inc
Statements of Changes in Stockholder's Equity and Other Comprehensive Loss

For the years ended June 30, 2005, June 30, 2004 and June 30, 2003

				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance at June 30, 2002	695,897	$ 1,888,251	$ (747,892)	$(185,796)	$ 954,562
Increase in Common Stock	0	0	--	--	0
Net loss	--	--	(169,093)	--	(169,093)
Unrealized loss on investments,
Net of taxes	--	--	--	(145,199)	(145,199)
Balance at June 30, 2003	695,897	1,888,251	(916,985)	(330,995)	640,271
Increase in Common Stock	0	0	--	--	0
Net loss	--	--	(91,881)	--	(91,881)
Unrealized gain on investments,
Net of taxes	--	--	--	64,681	64,681
Balance at June 30, 2004	695,897	1,888,251	(1,008,866)	(266,314)	613,071
Increase in Common Stock	0	0	--	--	0
Net loss	--	--	(533,014)	--	(533,014)
Adjustment for loss on investments realized and included in net loss				380,194	380,194
Unrealized loss on investments,
net of taxes	--	--	--	(425,579)	(425,579)
Balance at June 30, 2005	695,897	$1,888,251	$(1,541,880)	$(311,699)	$ 34,672

See notes to financial statements

Enercorp, Inc.
Statements of Operations

For the years ended June 30, 2005, June 30, 2004 and June 30, 2003

REVENUES	June 30 2005	June 30 2004	June 30 2003
Miscellaneous income	$1,311	$992	$1,310
	1,311	992	1,310
EXPENSES
Compensation of officers	0	25,000	120,000
Legal, accounting and other professional fees	77,876	12,417	16,336
Management fees	40,000	30,000	30,000
Interest expense	21,413	5,001	3,355
Travel expense	3,285	0	0
Contingency	5,500	0	0
Other general and administrative expenses	6,056	1,294	712
	154,130	73,712	170,403
Realized Loss on Investments	(380,194)	(19,161)	0
Net loss from operations before taxes	(533,013)	(91,881)	(169,093)
Income taxes	0	0	0
Net loss from operations after taxes	(533,013)	(91,881)	(169,093)
Net change in unrealized gain (loss) on investments before taxes	(45,386)	64,681	(145,199)
Income taxes	0	0	0
Net change in unrealized gain (loss) on investment after taxes	(45,386)	64,681	(145,199)
Decrease in net assets resulting from operations	$(578,399)	$(27,200)	$(314,292)
Decrease in net assets per share	$(0.83)	$(0.04)	$(0.45)

See notes to financial statements

Enercorp, Inc.
Statement of Cash Flows

For the years ended June 30, 2005, June 30, 2004 and June 30, 2003

	June 30 2005	June 30 2004	June 30 2003
Cash flows from operating activities:
Decrease in net assets	$(578,399)	$(27,200)	$(314,292)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Loss on sale of investments	380,194	-	-
Loss on write offs of investments	-	19,160	0
Unrealized (gain) loss on investments	45,386	(64,681)	145,199
Increase (decrease) in accounts payable and accrued expenses	(191,647)	57,520	155,638
Total adjustments	233,933	11,999	300,837
Net cash used by operating activities	(344,466)	(15,201)	(13,455)
Cash flows from investing activities:
Sale of investments	50,000	-	-
Net cash provided by investing activities	50,000	-	-
Cash flows from financing activities:
Proceeds from notes payable	349,000	15,000	12,950
Payments of notes payable	(54,951)	-	-
Net cash provided by financing activities	294,049	15,000	12,950
Net decrease in cash	(417)	(201)	(505)
Cash, beginning of period	417	618	1,123
Cash, end of period	$-	$417	$618

See notes to financial statements

Note 1.  Summary of Significant Accounting Policies

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

Investment Valuation

The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company’s investments (and all other assets) based on recommendations of a Valuation Committee of the Board, comprised of the independent, disinterested Directors of the Company.  In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account.  These investments are carried at fair value using the following four basic methods of valuation:

•

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

•

Private market - The private market method uses actual or proposed third party transactions in the investee's securities as a basis for valuation, utilizing actual firm offers, as well as historical transactions, provided that any offer used is seriously considered and well documented by the investee.

•

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

•

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

Net Assets per Share

In accordance with the fair value accounting method used by regulated investment companies, net assets (total stockholders' equity) per share at June 30, 2005 and 2004, respectively was $0.05 and $0.88 per share based on 695,897 shares outstanding at June 30, 2005 and 2004.

Note 2.  Investments-Related Parties

Investments consist of holdings of securities in publicly and privately held companies. CompuConics Video Corporation “CPVD” is one of the biggest investees of the Company. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the North America Free Trade Agreement (“NAFTA”) market TreeSoft CRM software. The Company owns 9,501,751 shares of CPVD, which were trading at $0.009 per share as of June 30, 2005. The Company is taking a 30% discount from the total FMV of this investment due to its marketability and liquidity. Mr. Parlatore, director of the Company is also a member of the Board of Directors of CPVD.

Through its operating subsidiaries Ajay Sports, Inc (Ajay) is a franchisor of retail golf stores. Enercorp owns 110,785 shares of common stock of Ajay, and 1,000 shares of preferred stock which were trading at $0.04 per share and $0.097 per share as of June 30, 2005, respectively.  Mr. Rautio, director of the company is a member of the Board of Directors of Ajay.

Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGOA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).  PGOA is the franchisor of Pro Golf Discount Retail Stores. Fair Market Value of 71,733 shares of the PGI investment was $215,199 as June 30, 2005. Enercorp took a 20% discount based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary PGOA, reducing the net fair value to $172,159.

PG.com is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the PG.com Internet site.

The Board of Directors has valued the investment for 300,000 shares of PG.Com at $468,000

Enercorp is taking a 50% discount using the total net value of $234,000 for this position.

Note 3.  Notes payable

The $325,000 notes payable rising from the conversion of preferred stock to secured debt are short term notes at 7% interest. The creditors related to these notes have not demanded any payments on either the notes, or the interest accrued on the notes. These investors are willing to extend the terms of the notes, or converting the notes to equity. Discussions have occurred between the Company and these creditors related to such matter, and a satisfactory result is expected in the near future. Balance of interest payable on these notes was $20,818 as of June 30, 2005.

The Company has a Note Payable to Wen Group in the face amount of $ 30,000 with no interest. No payments have been made on this note. The Company is questioning the validity of this note.

Note 4.  Related Party Transactions

•

Notes payable –Related Party

The Company owes $10,000 to Quorum Capital, Inc (former Dearborn Wheels, Inc), and $14,000 to TICO, as of June 30, 2005. These notes accrue 7% interest per annum, and are due on December 31, 2005, and January 22, 2006, respectively. Interest payable on these notes was $595 at June 30, 2005.

•

Accounts Payable-Related Parties

Accrued Management Fees due to related parties were $22,500 and $80,000 as of June 30, 2005 and 2004, respectively.  Related Party management fees included in the statements of operations for the years ended June 30, 2005 and 2004 was $30,000. The Company paid $80,000 in management fees to Acrodyne Corporation in August 2004.

The Company had $25,000 salary payable to Thomas W. Itin (former president of the Company) as of June 30, 2004, which was paid during fiscal year 2005.  The terms and conditions of Mr. Itin’s employment agreement were approved by the Company’s independent directors.

Note 5.  Income Taxes

The Company adopted, effective July 1, 1992, a Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992.  Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities. The Company’s  tax expense for the fiscal years discussed in this report is 0.

The components of the deferred tax assets and liabilities at June 30, 2005 and 2004 consist of the following:

	June 30, 2005	June 30, 2004
Unrealized loss on investments	$ 106,000	$ 90,000
Capital loss carryover	129,000	0
Accrued officer wages	0	8,500
Allowance for notes receivable	0	0
Net operating loss carry over	357,000	255,270
Valuation Allowance	(592,000)	(353,770)
Total net deferred tax assets	$ -	$ -

At June 30, 2005 the Company has net operating losses carry forward available to offset future taxable income of approximately $1,049,000 that expires during various years starting June 30, 2018.

Note 6: Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2005 and 2004 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim period have been included.

	Revenues	Expenses	Net Income	Unrealized Gain/(Loss) on investments	Gain/Loss from sale of investments or write offs	Increase/(Decrease) in net assets per share
Fiscal 2005 – Quarters :
September 30, 2004	$ -	$ 41,992	$ (41,992)	$ (91,826)	$ -	$ (0.19)
December 31, 2004	-	53,162	(433,356)	168,964	(380,194)	(0.38)
March 31, 2005	-	31,331	(31,331)	(74,327)	-	(0.15)
June 30, 2005	1,311	27,645	(26,334)	(48,197)	-	(0.11)
Fiscal 2004 – Quarters :
September 30, 2003	-	37,817	(37,817)	185,552	-	0.22
December 31, 2003	-	13,876	(13,876)	(59,180)	-	(0.11)
March 31, 2004	773	10,899	(29,287)	(13,998)	(19,161)	(0.09)
June 30, 2004	$ 219	$ 11,120	$ (10,901)	$ (47,693)	$ -	$ (0.06)

Note 7:  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Note 8:  Capital Stock Transactions

The Company issued to various accredited investors 369,318 shares of 6% Cumulative Convertible Preferred Stock, Par Value $0.88/share, for the total proceeds of $325,000 on August 2, 2004.  The Legended Preferred shares were sold at a price of $0.88/per share, convertible one for one to Common stock equal to the latest NAV (Net asset Value) per common share at day’s end, June 30, 2004. The proceeds from this funding were used to pay off the majority of the Company’s then outstanding liabilities, pay the cost of the shareholder meeting, and provide working capital.

The Company committed to the new investors to entitle them with the voting rights in recognition for the capital they had invested in the Company. Unable to do so, the Company’s Board of Directors in accordance with the investing parties, decided to convert the recently issued securities into the secure debt totaling $325,000.  (See disclosure in the preceding Forms 10Q)

Note 9:  Legal Proceedings

Currently the Company is not involved in any legal proceedings. The legal case Burmann vs. Enercorp, Inc was settled early June, 2005. The Company was also a plaintiff in the legal case:  First Equity Corporation, CompuSonics Video Corporation, and Enercorp, Inc vs. Target Holding B. V,a partnership(“Target A”), Target Holding B.V, a consummated Netherlands business entity (“Target B”), Senol Halfar, Dietgard Adrian, George Burmann, Dana Burmann, H.J Gullug, Halfar Consulting, and Gunnallen Financial, Inc. Effective July 1, 2005 Enercorp agreed to be dismissed as a co-plaintiff in that case.

Note 10:  Recently Enacted Pronouncements

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

SFAS No. 123(R), "Share-Based Payment", which is a replacement to SFAS No. 123 “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, was issued in December 2004.  The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123, as originally issued in 1995, established a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Publicly traded entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS No. 123(R).

SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3,” (SFAS No. 154) was issued in May 2005. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

Certification pursuant to 18 USC, Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

In connection with the year end Report of Enercorp, Inc. (the "Company") on Form 10-K for the fiscal years ended June 30, 2003, 2004 and 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, James C. Sargent, Chief Executive Officer and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley  Act  of  2002,  that:

•

The Report referenced above has been read and reviewed by the undersigned.

•

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

•

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

•

Based upon our knowledge, the Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

•

Based upon our knowledge, the financial statements, and other such financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

•

We acknowledge that the Chief Executive Officer and Chief Financial Officer:

•

are responsible for establishing and maintaining "disclosure controls and procedures"  for the Company;

•

have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

•

have evaluated the effectiveness of the Company's disclosure controls and procedures  as of the date of the Report;  and

•

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

•

have disclosed to the issuer's auditors and to the audit committee of the Board  of  Directors of the Company (or persons fulfilling the equivalent function):

•

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report  financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

•

any fraud, whether or not material, that involves management or other employees  who have a significant role in the issuer's internal controls; and

•

have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:  /s/ James C. Sargent

James C. Sargent

President, Chief Excecutive Officer

By:  /s/ Majlinda Xhuti

Majlinda Xhuti

Chief Financial Officer

Dated:  September 28, 2005