Form 10-Q/A
period 2004-12-31
ENERCORP INC
filed 2005-09-29
CIK 313116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q/A

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

37735 Enterprise Ct, Suite 600-B

Farmington Hills, MI 48331

(Address of principal executive offices)

Registrant's telephone number, including area code:

(248)-994-0099

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of September 28, 2005 a total of 695,897 shares of common stock, were outstanding.

Table of Contents

  1.ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES
  2.ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2004
  3.ENERCORP, INC SCHEDULE OF INVESTMENTS AT DECEMBER 31, 2004 (UNAUDITED)
  4.ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)
  5.ENERCORP, INC STATEMENTS OF CASH FLOWS (UNAUDITED)
  6. ENERCORP, INC NOTES TO CONDENSED FINANCIAL STATEMENTS
    6.7.ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.
    ITEM 3: CONTROLS AND PROCEDURES.
    PART II. OTHER INFORMATION
      6.9.1.Item 1. Legal Proceedings
      6.9.2.Item 2. Changes in Securities
      6.9.3.Item 3. Defaults Upon Senior Securities
      6.9.4.Item 4. Submission of Matters to a Vote of Security Holders
    6.10.ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
    SIGNATURE PAGE
  7.CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED PURSUANT
  TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1.

ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES

	Unaudited
ASSETS	31-Dec-2004	30-Jun-2004
Investments, at fair value, cost of $782,282 and $1,212,477
at December 31, 2004 and June 30, 2004 respectively	$593,108	$946,164
Prepaid Insurance	993	0
Cash	10,403	417
Total assets	604,504	946,581
LIABILITIES AND NET ASSETS
Current Liabilities
Note Payable Related-Party	0	54,950
Note Payable Investors	325,000	0
Note Payable Other	30,000	30,000
Accounts payable and accrued liabilities	27,142	13,660
Officer salary payable	0	145,000
Accrued management fees-related party	7,500	80,000
Interest payable-related party	0	9,899
Total Liabilities	389,642	333,509
Net assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at December 31, 2004 and June 30, 2004	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated deficit	(1,484,214)	(1,008,867)
Unrealized net gain on investments, net of deferred income taxes at
December 31, 2004 and June 30, 2004 respectively	(189,175)	(266,313)
	214,862	613,071
	$604,504	$946,581

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

The accompanying notes are an integral part of this financial statement

3.

ENERCORP, INC SCHEDULE OF INVESTMENTS AT DECEMBER 31, 2004 (UNAUDITED)

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.024		42		42
	Web Site Development			9,500,000	0.024	101,650	228,000	(68,400)	159,600
Ajay Sports Inc.	Golf & Casual Furniture			94,118	0.055	191,907	5,176		5,176
				16,667	0.055	37,500	916		916
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			1,000	0.133	10,000	133		133
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.700	252,000	510,000	(255,000)	255,000
	Subtotal					780,782	959,468	(366,440)	593,027
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.270	1,500	81		81
							-
	Total All Companies					782,282	959,549	(366,440)	593,108

(a) No public market for this security
(b) Subject to Rule 144

The accompanying notes are an integral part of this financial statement

4.

ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	31-Dec-2004	31-Dec-2003	31-Dec-2004	31-Dec-2003

Revenues	$0	$0	$0	$0
Total Revenues	0	0	0	0

Loss from sale of investments	380,194	0	380,194	0
Salary expense	0	0	0	25,000
Accounting and other professional fees	5,240	4,806	11,460	7,818
Legal fees	26,983	137	42,612	176
Management fees	7,500	7,500	25,000	15,000
Interest expense	9,536	1,256	9,536	2,350
Travel Expense	2,853	0	3,285	0
Other general and administrative expenses	1,050	177	3,261	1,350
	433,356	13,876	475,348	51,694
Net gain (loss) from operations before taxes	(433,356)	(13,876)	(475,348)	(51,694)
Income taxes	0	0	0	0
Net gain (loss) from operations after taxes	(433,356)	(13,876)	(475,348)	(51,694)

Net unrealized gain (loss) on investments before taxes	168,964	(59,180)	77,138	126,372
Income taxes	0	0	0	0
Net unrealized gain (loss) on investment after taxes	168,964)	(59,180)	77,138	126,372
Increase (decrease) in net assets resulting from operations	(264,392)	(73,056)	(398,210)	74,678
Increase (decrease) in net assets per share	($0.380)	($0.105)	($0.572)	$0.107

The accompanying notes are an integral part of this financial statement

5.

ENERCORP, INC STATEMENTS OF CASH FLOWS (UNAUDITED)

	31-Dec-2004	30-Jun-2004
Cash flows from operating activities:
Increase (decrease) in net assets	$(398,210)	$(27,200)
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on investments	380,194	19,161
Unrealized (gain) loss on investments	(77138)	(64,681)
(Increase) Decrease in other assets	(993)	0
Increase (Decrease) in accounts payable
and accrued expenses	(213,917)	57,519
Increase (Decrease) in deferred taxes	0	0
Total adjustments	88,146	11,999
Net cash (used) by operating activities	(310,064)	(15,201)
Cash flows from investing activities:
Sale of investments	50,000	0
Net cash provided (used) by investing
activities	50,000	0
Cash flows from financing activities:
Proceeds from notes payable	325,000	15,000
Payments of notes payable	(54,950)
Net cash provided (used) by financing activities	270,050	15,000
Increase (Decrease) in cash	9,986	(201)
Cash, beginning of period	417	618
Cash, end of period	$10,403	$417

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

 CompuSonics Video Corporation “CPVD” is one of the biggest investees of the Company. CPVD is a publicly held corporation, which specializes in licensing its patented technology related to audio and video analog-to-digital signal compression. CPVD is currently searching new business opportunities in presenting into the NAFTA market TreeSoft software used in electrical engineering. The Company owns 9,501,751 shares of CPVD, which were trading at $0.024 per share at December 31, 2004. The Company is taking a 30% discount from the total FMV of this investment, based on its marketability and liquidity. The Company sold 500,000 shares of common stock of CPVD, on December 03, 2004. These shares were sold at a price of $0.0294 per share. The Company recorded a profit of $9,350 from the sale of these shares.

One of the Company's investees is Ajay Sports, Inc (“ Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Company owns 110,785 shares of common stock of Ajay, which were trading at $0.055 per share at December 31, 2004 and 1,000 shares of preferred stock of Ajay valued at $0.133 per share at December 31, 2004.  On December 3, 2004, the Company sold 200,000 shares of common stock of Ajay, and 1,000 shares of preferred stock of Ajay at prices respectively $0.13 per share, and $1.0 per share. The Company recorded respectively a loss of $381,800 and $9,000 from the sale of shares of common and preferred stock of Ajay.

One of the Company's other current investee is Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores. The Board of Directors Fair valued the PGI investment at $215,199 at December 31, 2004. A (20)% discount was taken based on marketability, liquidity and the progress of PGI and its wholly owned subsidiary Pro Golf of America, Inc. (“PGoA”), reducing the Net Fair Value of this investment to $172,159. On December 3, 2004, the Company sold 2,767 shares of common stock of PGI at a price of $3.0 per share, recording a gain of $1,256 from this sale.

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

Net assets value decreased by $398,210 from June 30, 2004 to December 31, 2004.

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

The Company $380,194 loss from sale of investments for the quarter ended December 31, 2004.

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

The Company recorded an unrealized gain on investments of $168,964 and $59,180 for the quarter ended December 31, 2004 and 2003, respectively. This is due to the decrease in fair value of the Company’s investment in CPVD and PGI. The Board of Directors diligently reviews the values of the investments in privately held companies, PGI and PG.com. The values as of December 31, 2004 reflect the Board’s valuation.

6.7.4.

Results of Operations. Six months ended December 31, 2004 compared to six months ended December 31, 2003.

The Company $380,194 loss from sale of investments for the six month period ended December 31, 2004

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

The Company recorded an unrealized gain on investments of $77,138 and $126,372 for the six-month period ended December 31, 2004 and 2003, respectively. This change is due to the decrease in fair value of the Company’s investments in CPVD and PGI. The Board of Directors diligently reviews the fair values of investments in privately held companies, PGI and Pg.com. The values as of December 31, 2004 reflect the Board’s valuation.

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

Form 10-Q/A

For the quarter ended December 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERCORP, INC

(Registrant)

By:/s/ James C. Sargent

James C. Sargent

Chairman, President and CEO

Date: September 28, 2005

7.

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED
PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Enercorp, Inc. (the "Company") on Form 10-Q/A for the quarter ended December 31, 2004(the "Report"), as filed with the Securities and Exchange Commission on the date hereof, we, James C. Sargent, President and Majlinda Xhuti, Chief Financial Officer of the Company, certify to the best of our knowledge, pursuant to 18 USC 1350, as adopted pursuant to Sec.302 and promulgated as 18 USC 1350 pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, that:

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

  We acknowledge that the Chief Executive Officer and Chief Financial Officer:

1)

 are responsible for establishing and maintaining "disclosure controls and procedures" for the Company; have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report was being prepared;

2)

have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by the Report; and

3)

have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

4)

have disclosed to the issuer's auditors and to the audit committee of the Board of Directors of the Company (or persons fulfilling the equivalent function):

(a)

all significant  deficiencies  in the design or operation of internal controls  which could adversely affect the Company's ability to record, process, summarize, and report  financial data and have identified for the Company's auditors  any material weaknesses in internal controls; and

(b)

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

Dated:  September 28, 2005