Form 10-Q/A
period 2005-03-31
ENERCORP INC
filed 2005-09-29
CIK 313116

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

(248) 994-0099

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days:               Yes   X     No ___

As of September 28 2005 a total of 695,897 shares of common stock, were outstanding.

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
    1.2.1.3. SIGNATURE PAGE
  2. CERTIFICATION PURSUANT TO 18 USC, SECTION 1350, AS ADOPTED PURSUANT
  TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

1.

ENERCORP, INC STATEMENTS OF ASSETS & LIABILITIES

	Unaudited
ASSETS	31-Mar-2005	30-Jun-2004
Investments, at fair value, cost of $782,282 and $1,212,477
at March 31, 2005 and June 30, 2004 respectively	$518,781	$946,164
Prepaid Insurance	248	0
Cash	602	417
Total assets	519,631	946,581
LIABILITIES AND NET ASSETS
Current Liabilities
Note Payable Related-Party	0	54,950
Note Payable Investors	325,000	0
Note Payable Other	30,000	30,000
Accounts payable and accrued liabilities	40,428	13,660
Officer salary payable	0	145,000
Accrued management fees-related party	15,000	80,000
Interest payable-related party	0	9,899
Total Liabilities	410,428	333,509
Net assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at March 31, 2005 and June 30, 2004	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated deficit	(1,515,546)	(1,008,867)
Unrealized net gain on investments, net of deferred income taxes at
March 31, 2005 and June 30, 2004 respectively	(263,502)	(266,313)
	109,203	613,071
	$519,631	$946,581

The accompanying notes are an integral part of this financial statement

2.

ENERCORP, INC, SCHEDULE OF INVESTMENTS AT JUNE 30, 2004

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Digital Video Product &			1,751	0.053		92		92
	Web Site Development			10,000,000	0.053	106,477	525,000	(157,500)	367,500
Ajay Sports Inc.	Golf & Casual Furniture			294,118	0.050	600,000	14,706		14,706
				16,667	0.050	37,500	833		833
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			2,000	0.050	20,000	100		100
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	74,500	4.920	195,000	366,148	(73,230)	292,918
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.800	252,000	540,000	(270,000)	270,000
	Subtotal					1,210,977	1,446,879	(500,730)	946,150
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &
	control systems	03/12/08	b	50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.050	1,500	15		15
	Total All Companies					1,212,477	1,446,894	(500,730)	946,165
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

The accompanying notes are an integral part of this financial statement

4.

ENERCORP, INC CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	31-Mar-2005	31-Mar-2004	31-Mar-2005	31-Mar-2004
Revenues
Refunds	$0	$773	$0	$773
Total Revenues	0	773	0	773
Expenses
Salary expense	0	0	0	25,000
Accounting and other professional fees	6,785	2,013	18,245	9,830
Legal fees	1,296	30	43,907	207
Management fees	7,500	7,500	32,500	22,500
Interest expense	5,610	1,280	15,146	3,631
Travel Expense	0	0	3,285	0
Other general and administrative expenses	3,218	76	6,479	1,426
	24,408	10,899	119,562	62,594

Realized loss on investments	0	(19,161)	(380,194)	(19,161)
Legal Contingency	(6,923)	0	(6,923)	0
Net gain (loss) from operations before taxes	(31,332)	(29,287)	(506,679)	(80,982)
Income taxes (Note 5)	0	0	0	0
Net gain (loss) from operations after taxes	(31,332)	(29,287)	(506,679)	(80,982)
Net unrealized gain (loss) on investments before taxes	(74,327)	(33,159)	2,811	93,213
Income taxes (Note 5)	0	0	0	0
Net unrealized gain (loss) on investment after taxes	(74,327)	(33,159)	2,811	93,213
Increase (decrease) in net assets resulting from operations	(105,658)	(62,446)	(503,868)	12,231
Increase (decrease) in net assets per share	($0,062.)	($0.090)	($0.724)	$0.018

The accompanying notes are an integral part of this financial statement

5.

ENERCORP, INC STATEMENTS OF CASH FLOWS

                                                                             Unaudited

	31-Mar-2005	30-Jun-2004
Cash flows from operating activities:
Increase (decrease) in net assets	$(503,868)	$(27,200)
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on investments	380,194	19,161
Unrealized (gain) loss on investments	(2,811)	(64,681)
(Increase) Decrease in other assets	(248)	0
Increase (Decrease) in accounts payable
and accrued expenses	(193,132)	57,519
Increase (Decrease) in deferred taxes	0	0
Total adjustments	184,003	11,999
Net cash (used) by operating activities	(319,865)	(15,201)
Cash flows from investing activities:
Sale of investments	50,000	0
Net cash provided (used) by investing
activities	50,000	0
Cash flows from financing activities:
Proceeds from notes payable	325,000	15,000
Payments of notes payable	(54,950)
Net cash provided (used) by financing activities	270,050	15,000
Increase (Decrease) in cash	186	(201)
Cash, beginning of period	417	618
Cash, end of period	$602	$417

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

One of the Company's investees is Ajay Sports, Inc (“ Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Company owns 110,785 shares of common stock of Ajay, which were trading at $0.06 per share at March 31, 2005 and 1,000 shares of preferred stock of Ajay valued at $0.145 per share at March 31, 2005.  On December 3, 2004, the Company sold 200,000 shares of common stock of Ajay, and 1,000 shares of preferred stock of Ajay at prices respectively $0.13 per share, and $1.00 per share. The Company recorded respectively a profit of $381,800 and $9,000 from the sale of shares of common and preferred stock of Ajay.

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

On December 3, 2004, the Company sold 2,767 shares of common stock of PGI at a price of $3.00 per share, recording a gain of $1,256 from this sale. The beneficiary of shares of stock of investees involved in the four transactions above is Brian T. Donelly, President of ProGolf of America and Ajay Sports, Inc. Terms and conditions of such transactions were approved by the Board of Directors comprised of a majority of independent directors.

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

6.6.

NOTE 6: BOARD OF DIRECTORS CHANGES.

None.

6.7.

CONTINGENCIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, for the nine-month period ended March 31, 2005 the Company had a net operating loss of $506,679, cash flows deficiency from operations of $319,864, and an accumulated deficit of $1,515,546.

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

The Company recorded other general and administrative expenses of $3,218 and $76 for the quarter ended March 31, 2005 and 2004, respectively. Other General and administrative expenses include telephone, postage, and other miscellaneous expenses. The increase in these expenses for the current quarter is mainly due to shipping and mailing costs incurred in relation with the two annual shareholders meetings.

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

6.8.4.

Results of Operations. Nine months ended March 31, 2005 compared to nine months ended March 31, 2004.

The Company had $380,194 loss from sale of investments for the nine-month period ended March 31, 2005.

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

The Company recorded other general and administrative expenses of $ 6,479 and $1,426 for the nine-month period ended March 31, 2005 and 2004, respectively. Other General and administrative expenses include telephone, postage, and other miscellaneous expenses. The increase is mainly due to printing, shipping and mailing costs incurred in relation with the two annual meetings of shareholders conducted on September 10, 2004 and February 1, 2005.

The Company recorded a legal contingency of $6,923.19 for this quarter. This is due to the consequences of the legal fight in Denver started by George Burmann over a year ago. The Company has made no payments on this contingency still due as of May 16, 2005.

The Company recorded an unrealized gain on investments of $2,811 and $93,213 for the nine-month period ended March 31, 2005 and 2004, respectively. This change is due to the qualification of unrealized loss on investments to realized loss on investments due to the sale and decrease in fair value of the Company’s investments in CPVD and PGI.

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

6.1.

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

Form 10-Q/A

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