Form 10-Q
period 2005-09-30
ENERCORP INC
filed 2005-11-14
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 0-9083

ENERCORP, INC

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:               Yes   X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)         Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of September 30, 2005 was 695,897.

PART I

Item 1   Financial Statements

Enercorp, Inc

Statements of Assets and Liabilities

	September 30, 2005 (Unaudited)	June 30, 2005
Assets
Investments, at fair value, cost of $782,282 at September 30, 2005 and June 30, 2005	$ 434,410	$ 470,584
Cash	4,831	-
Prepaid Insurance	3,387	-
Total Assets	442,628	470,584

Liabilities and Net Assets

Current Liabilities
Note payable	355,000	355,000
Note payable related-party	34,500	24,000
Accounts payable and accrued liabilities	10,952	12,999
Accrued management fees-related party	30,000	22,500
Interest payable	27,625	21,413
Total Liabilities	458,077	435,912

Net Assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at September 30, 2005 and June 30, 2005.	1,888,251	1,888,251
Accumulated deficit	(1,555,827)	(1,541,880)
Unrealized net loss on investments, net of deferred income taxes
at September 30, 2005 and June 30, 2005	(347,873)	(311,699)
Total Net Assets	(15,449)	34,672
Total Liabilities and Net Assets	$ 442,628	$ 470,584

See accompanying notes to financial statements

Enercorp, Inc

Schedule of Investments at September 30, 2005 (Unaudited)

In dollars

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software distribution &			1,751	0.005		9		9
	Patent Technology			9,500,000	0.005	101,650	47,500	(14,250)	33,250
Ajay Sports Inc.	Golf & Casual Furniture			94,118	0.035	191,907	3,294		3,294
				16,667	0.035	37,500	583		583
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			1,000	0.085	10,000	85		85
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.500	252,000	450,000	(225,000)	225,000
	Subtotal					780,782	716,670	(282,290)	434,380
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000	-	-	-	-	-
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30		30

	Total All Companies					782,282	716,700	(282,290)	434,410

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc

Schedule of Investments at June 30, 2005

In dollars

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software distribution &			1,751	0.009		16		16
	Patent Technology			9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Golf & Casual Furniture			94,118	0.040	191,907	3,765		3,765
				16,667	0.040	37,500	667		667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Golf & Casual Furniture			1,000	0.097	10,000	97		97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30		30
							0
	Total All Companies					782,282	773,274	(302,690)	470,584

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc

Unaudited Statements of Operations

                                                                                                For the three months ended

	September 30, 2005	September 30, 2004
Revenues

Miscellaneous income	$ 4,448	$ -
	4,448	-
Expenses

Legal, accounting and other professional fees	4,339	21,849
Management fees related	7,500	17,500
Interest expense -related	479	-
Interest expense	5,734	-
Travel expense	-	432
Other general and administrative expenses	343	2,211
Total expenses	18,395	41,992

Net loss from operations before taxes	(13,947)	(41,992)
Income taxes	-	-
Net loss from operations after taxes	(13,947)	(41,992)
Net change in net unrealized loss on investments before taxes	(36,173)	(91,826)
Income taxes	-	-
Net change in net unrealized loss on investment after taxes	(36,173)	(91,826)
Decrease in net assets resulting from operations	(50,120)	(133,818)
Decrease in net assets per share	$ (0.072)	$ (0.192)
Weighted average shares outstanding	695,897	695,897

See accompanying notes to financial statements

Enercorp, Inc

Unaudited Statements of Cash Flows

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Decrease in net assets	$ (50,120)	$ (133,819)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:
Loss on sale of investments	-	-
Unrealized loss on investments	36,173	91,827
Increase in other assets	(3,387)	(993)
Increase (Decrease) in accounts payable
and accrued expenses	11,665	(219,838)
Total adjustments	44,451	(129,004)
Net cash used in operating activities	(5,669)	(262,823)
Cash flows from financing activities:
Proceeds from notes payable	10,500	325,000
Payments of notes payable	-	(54,950)
Net cash provided by financing activities	10,500	270,050
Increase in cash	4,831	7,227
Cash, beginning of period	-	417
Cash, end of period	$ 4,831	$ 7,644

See accompanying notes to financial statements

Enercorp, Inc

Notes to the Unaudited Financial Statements

Note 1:  Financial Statements.

The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Enercorp, Inc. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2005. For purposes of this report, "Enercorp", the "Company", "we", "our", "us" or similar references mean Enercorp, Inc, unless the context requires otherwise. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2: Related Party Investments

Investments consist of holdings of securities in publicly and privately held companies. The Company holds its principal common stock investments in CompuSonics Video Corporation (9,501,751 shares), Ajay Sports, Inc. (110,785 common and 1,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (71,733 shares).

CompuSonics Video Corporation “CPVD” is one of the biggest investees of the Company. CPVD is a publicly held corporation, which develops markets and services computer software which assists customers in managing and developing their business and controlling their operations. CPVD’S software targets the small business markets for CRM, ERP and E-CAD software and related services. CPVD also maintains an intellectual property business through its ownership of several patents in the field of audio and video data digitalization and compression. The Company owns 9,501,751 shares of CPVD, which were trading at $0.005 per share at September 30, 2005.

Ajay Sports, Inc (“Ajay”).  Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. The Company owns 110,785 shares of common stock of Ajay, which were trading at $0.035 per share at September 30, 2005 and 1,000 shares of preferred stock of Ajay valued at $0.085 per share at September 30, 2005.

Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. (PGoA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchiser of Pro Golf Discount Retail Stores. The Board of Directors determined that the fair value of the PGI investment would be $172,159 at September 30, 2005.

ProGolf.Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. ProGolf.com Internet site is becoming more popular and helping increase the sales of golf equipment during the past year. The Board of Directors determined that the fair value of the 300,000 shares of PG.Com would be $225,000, at September 30, 2005.

Item 1.   Financial Statements (Continued)

Note 3:  Related party transactions

Consistent with its objective of long-term capital appreciation, a Business Development Company consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Company's Management, have a significant potential for growth. Therefore, this activity creates by definition related party transactions.

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. Balance of accrued fees due to Acrodyne Corporation was $ 30,000, as of September 30, 2005. Acrodyne and Enercorp shares the same office space. Thomas W Itin, consultant to Enercorp has a minority interest in Acrodyne.

Enercorp borrowed $6,500 from First Equity Corporation and $4,000 from Quorum Capital, Inc during the period ended September 30, 2005. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. First Equity and Quorum Capital shares the same office space with Enercorp. Thomas W Itin, consultant to Enercorp has an indirect interest in these companies.

Note 4.  Liabilities

The following schedule represents the detailed liabilities as of September 30, 2005 and June 30, 2005

	September 30,2005	June 30, 2005
Notes Payable
Notes Payable	325,000	325,000
Note payable Wen Group	30,000	30,000
Notes Payable Related
NP TICO	14,000	14,000
Note Payable First Equity	6,500	-
Note payable Quorum Capital	14,000	10,000

Accounts Payable	10,952	12,999
Accrued management fees - Acrodyne	30,000	22,500
Interest payable
Interest Payable Quorum Capital	805	573
Interest payable TICO	269	22
Interest payable-Current note	26,552	20,818

The notes payable rising from the conversion of preferred stock to secured debt are short term notes at 7% interest. The creditors related to these notes have not demanded any payments on either the notes, or the interest accrued on the notes. These investors are willing to extend the terms of the notes, or converting the notes to equity.

Item 1.   Financial Statements (Continued)

The Company has a Note Payable to Wen Group in the face amount of $ 30,000 with no interest. No payments have been made on this note. The Company has contested the validity of this note.

Notes Payable to related parties are all short term notes at 7% interest. Related parties have continuously supported the operations of Enercorp by extending the terms of the notes, and/or lending additional funds to Enercorp.

Interest payable on all the notes accrues on a monthly basis, at a 7% rate per annum.

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

During the three-month period ending September 30, 2005 the investments’ value decreased by $36,174. This change is mainly due to the decrease in trading value of CPVD stock, which traded as low as $0.005 per share at September 30, 2005.  The total net fair market value of CPVD common stock was $33,259 at September 30, 2005. Also, the fair value of the ProGolf.com investment slightly decreased from $1.56 per share at June 30, 2005 to $1.5 per share at September 30, 2005. The Tttal net fair value of the ProGolf.com investment was $225,000 and 234,000 at September 30, 2005 and June 30, 2005, respectively.

Current liabilities increased by $22,166, and net assets value decreased by $50,121 during the three moths ended September 30, 2005.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of any success in any of such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of September 30, 2005.

Item 1.   Financial Statements (Continued)

Results of Operations
Three months ended September 30, 2005 compared to three months ended September 30, 2004.

The Company recorded $4,448 of miscellaneous income due to some accounts payable cancellation for the period ended September 30, 2005.

Professional expenses were $4,339 and $21,849 for the quarters ended September 30, 2005, and 2004, respectively. The change is mainly due to the decrease in legal fees for this year. Enercorp is not involved in any legal proceedings at this time.

The Company recorded $7,500 in management fees due to Acrodyne for each of the three month period ended September 30, 2005 and 2004.  Enercorp has an agreement with Acrodyne to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. Currently the Company has no full time employees.

The Company recorded $5,734 of interest expense on the secured notes to the August 2004 investors for this period. Interest on these notes is accrued based on a 7% rate per annum.

Other general and administrative expenses were $343 and $2,211 for the quarters ended September 30, 2005 and 2004, respectively. Other general and administrative expenses include telephone, postage, and other miscellaneous expenses. The expenses for the 2004 quarter were mainly due to shipping and mailing costs incurred in relation with the two annual shareholders meetings.

Net change in unrealized loss on investments was $36,173 and $91,826 for the periods ended September 30, 2005 and 2004, respectively. This change is mainly due to the fluctuations in fair value of the Company’s investments in CPVD and ProGolf.com.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2005 10-K Report.

Item 4.   Controls and Procedures.

Evaluation of Controls and Procedures

Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of September 30,2005, and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Item 4.   Controls and Procedures (Continued)

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Enercorp was not involved in any legal proceedings, as of November 14, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERCORP, INC

(Registrant)

By:/s/ James C. Sargent

James C. Sargent

Chairman, President and CEO

Date: November 14, 2005

RULE 15D-14(A) CERTIFICATION OF CEO

I, James C. Sargent certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Enercorp; Inc
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

CEO Certification (continued)

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2005

/s/ James C. Sargent
Chief Executive Officer

RULE 15D-14(A) CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Enercorp; Inc
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

CFO Certification (continued)

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2005

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, James C. Sargent, Chief Executive Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2005

/s/James C. Sargent.

Chairman of the Board of Directors and
Chief Executive Officer

SECTION 1350 CERTIFICATION OF CFO

      I, Majlinda Xhuti, Chief Financial Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2005

/s/Majlinda Xhuti.

Chief Financial Officer