Form 10-Q
period 2005-12-31
ENERCORP INC
filed 2006-02-21
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of December 31, 2005 was 695,897.

PART I

Item 1   Financial Statements

Enercorp, Inc

Statements of Assets and Liabilities

	December 31, 2005 (Unaudited)	June 30, 2005
Assets
Investments, at fair value, cost of $782,282 at December 31, 2005 and June 30, 2005	$ 431,918	$ 470,584
Cash	202	- -
Prepaid Insurance	2,503	- -
Total Assets	434,623	470,584

Liabilities and Net Assets

Current Liabilities
Note payable	355,000	355,000
Note payable related-party	49,500	24,000
Accounts payable and accrued liabilities	13,407	12,999
Accrued management fees-related party	37,500	22,500
Interest payable	33,969	21,413
Total Liabilities	489,376	435,912

Net Assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at December 31, 2005 and June 30, 2005.	1,888,251	1,888,251
Accumulated deficit	(1,592,639)	(1,541,880)
Unrealized net loss on investments, net of deferred income taxes
at December 31, 2005 and June 30, 2005	(350,365)	(311,699)
Total Net Assets	(54,753)	34,672
Total Liabilities and Net Assets	$ 434,623	$ 470,584

See accompanying notes to financial statements

Enercorp, Inc

Schedule of Investments at December 31, 2005 (Unaudited)

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software distribution &			1,751	0.006	-	11		11
	Patent Technology			9,500,000	0.006	101,650	57,000	(17,100)	39,900
Ajay Sports Inc.	Franchisor of Retail Golf Stores			94,118	0.035	191,907	3,294		3,294
				16,667	0.035	37,500	583		583
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.085	10,000	85		85
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.439	252,000	431,700	(215,850)	215,850
	Subtotal					780,782	707,872	(275,990)	431,882
Warrants and stock Options – Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000	-	-	-	-	-
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.120	1,500	36		36

	Total All Companies					782,282	707,908	(275,990)	431,918

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc

Schedule of Investments at June 30, 2005

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software distribution &			1,751	0.009	-	16		16
	Patent Technology			9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Golf & Casual Furniture			94,118	0.040	191,907	3,765		3,765
				16,667	0.040	37,500	667		667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.097	10,000	97		97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30		30

	Total All Companies					782,282	773,274	(302,690)	470,584

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc

Unaudited Statements of Operations

	Three months ended December 31		Six months ended December 31
	2005	2004	2005	2004
Revenues
Miscellaneous income	$ -	$ -	$ 4,448	$ -
	-	-	4,448	-
Expenses
Loss from sale of investments	-	380,194	-	380,194
Legal, accounting and other professional fees	21,930	32,223	26,269	54,072
Management fees -related	7,500	7,500	15,000	25,000
Interest expense -related	608	-	1,087	-
Interest expense	5,735	9,536	11,469	9,536
Travel expense	-	2,853	-	3,285
Other general and administrative expenses	1,039	1,050	1,382	3,261
Total expenses	36,812	433,356	55,207	475,348
Net loss from operations before taxes	(36,812)	(433,356)	(50,759)	(475,348)
Income taxes	-	-	-	-
Net loss from operations after taxes	(36,812)	(433,356)	(50,759)	(475,348)
Net change in unrealized gain (loss) on investments before taxes	(2,492)	168,964	(38,665)	77,138
Income taxes	-	-	-	-
Net change in unrealized gain (loss) on investments after taxes	(2,492)	168,964	(38,665)	77,138
Decrease in net assets resulting from operations	(39,304)	(264,392)	(89,424)	(398,210)
Decrease in net assets per share	$ (0.056)	$ (0.380)	$ (0.129)	$ (0.572)

See accompanying notes to financial statements

Enercorp, Inc

Unaudited Statements of Cash Flows

	Six months ended December 31, 2005	Six months ended December 31, 2004
Cash flows from operating activities:
Decrease in net assets	$ (89,424)	$ (398,210)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:
Loss on sale of investments	-	380,194
Unrealized (gain) loss on investments	38,665	(77,138)
Increase in other assets	(2,503)	(993)
Increase (Decrease) in accounts payable
and accrued expenses	27,964	(213,917)
Total adjustments	64,126	88,146
Net cash used in operating activities	(25,298)	(310,064)
Cash flows from investing activities
Sale of investments	-	50,000
Net cash provided by investing activities	-	50,000
Cash flows from financing activities
Proceeds from notes payable	25,500	325,000
Payments of notes payable	-	(54,950)
Net cash provided by financing activities	25,500	270,050
Increase in cash	202	9,986
Cash, beginning of period	-	417
Cash, end of period	$ 202	$ 10,403

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

CompuSonics Video Corporation “CPVD” is a publicly held corporation, which develops markets and services computer software, which assists customers in managing and developing their business and controlling their operations. CPVD’S software targets the small business markets for CRM, ERP and E-CAD software and related services. CPVD also maintains an intellectual property business through its ownership of several patents in the field of audio and video data digitalization and compression. The Company owns 9,501,751 shares of CPVD, which were trading at $0.006 per share at December 31, 2005.

Ajay Sports, Inc (“Ajay”) is a franchisor of retail golf stores through its operating subsidiaries which includes Pro Golf of America. The Company owns 110,785 shares of common stock of Ajay, which were trading at $0.035 per share at December 31, 2005 and 1,000 shares of preferred stock of Ajay valued at $0.085 per share at December 31, 2005.

Pro Golf International, Inc. is a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. and a majority of the stock of ProGolf.Com, Inc..  ProGolf of America is the franchisor of Pro Golf Discount Retail Stores. The Board of Directors determined that the fair value of the ProGolf International investment would be $172,159 at December 31, 2005.

ProGolf.Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. The ProGolf.com Internet site is becoming more popular and helped increase the sales of golf equipment during the past year. The Board of Directors determined that the fair value of the 300,000 shares of ProGolf.Com is $215,850, at December 31, 2005.

Item 1.   Financial Statements (Continued)

Note 3:  Related party transactions

Consistent with its objective of long-term capital appreciation, a Business Development Company consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Company's Management, have a significant potential for growth. Therefore, by definition, this activity creates related party transactions.

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The balance of accrued fees due to Acrodyne Corporation was $37,500, as of December 31, 2005. Acrodyne and Enercorp share the same office space. Thomas W. Itin, consultant to Enercorp, has a minority interest in Acrodyne.

Enercorp borrowed $21,500 from First Equity Corporation and $4,000 from Quorum Capital, Inc during the six-month period ended December 31, 2005. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. First Equity and Quorum Capital share the same office space with Enercorp.

Note 4:  Liabilities

The following schedule represents the detailed liabilities as of December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Notes Payable
Notes Payable-Current Notes	325,000	325,000
Note payable Wen Group	30,000	30,000
	355,000	355,000
Notes Payable Related
NP TICO	14,000	14,000
Note Payable First Equity	21,500	-
Note payable Quorum Capital	14,000	10,000
	49,500	24,000
Accounts Payable	13,407	12,999
Accrued management fees - Acrodyne	37,500	22,500
Interest payable
Interest Payable Quorum Capital	1,052	573
Interest payable TICO	516	22
Interest payable FEC	115	-
Interest payable-Current Notes	32,286	20,818
	33,969	21,413

Item 1.   Financial Statements (Continued)

The notes payable of $325,000 rising from the conversion of preferred stock to secured debt are short term notes at 7% interest. The creditors related to these notes have not demanded any payments on the notes nor the interest accrued on the notes. These investors are willing to extend the terms of the notes, or convert the notes to equity.

The Company has a note payable to the Wen Group in the face amount of $30,000 with no interest. No payments have been made on this note. The Company has contested the validity of this note as there has been no contact made with the Wen Group over the past five years.

The notes payable to related parties are all short term notes at 7% interest. Related parties have continuously supported the operations of Enercorp by extending the terms of the notes, and/or lending additional funds to Enercorp.

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

During the six-month period ending December 31, 2005 the investments’ value decreased by $38,665. This change is mainly due to the decrease in trading value of CPVD stock, which closed at $0.006 per share at December 31, 2005.  The total net fair market value of CPVD common stock was $39,911 at December 31, 2005. Also, the fair value of the ProGolf.com investment slightly decreased from $1.56 per share at June 30, 2005 to $1.439 per share at December 31, 2005. The total net fair value of the ProGolf.com investment was $215,850 and $234,000 at December 31, 2005 and June 30, 2005, respectively.

Current liabilities increased by $53,464, and net assets value decreased by $89,425 during the six month period ended December 31, 2005.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of any success in any of such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of December 31, 2005.

Item 2.  Management’s Discussions and Analysis (Continued)

Results of Operations
Three months ended December 31, 2005 compared to three months ended December 31, 2004.

The Company recorded a loss of $380,194 from the sale of some marketable securities during December 2004. There were no stock transactions during the three-months ended December 31, 2005.

Professional expenses were $21,930 and $32,223 for the quarters ended December 31, 2005, and 2004, respectively.  The decrease is mainly due to a decrease in legal fees.

The Company recorded $7,500 in management fees due to Acrodyne for each of the three-month periods ended December 31, 2005 and 2004.  Enercorp has an agreement with Acrodyne to pay a $2,500 per month management fee for office space and services, including accounting and financial reporting. Currently, the Company has no full time employees.

The Company recorded $5,735 and $9,536 of interest expense on the secured notes to the August 2004 investors for the quarter ended December 31, 2005 and 2004, respectively.  Interest on these notes is accrued based on a 7% rate per annum.  The $9,536 of interest represents interest accrued from August 2, 2004 to December 31, 2004, but it was not recorded until December 2004. In 2005, interest expense was recorded evenly over the six-month period ended December 31, 2005.

The Company recorded $2,853 in travel expenses for the quarter ended December 31, 2004, which was related to the legal case filed in Denver, Colorado.  No travel expenses were incurred during the quarter ended December 31, 2005.

Other general and administrative expenses were $1,039 and $1,050 for the quarters ended December 31, 2005 and 2004, respectively. Other general and administrative expenses include telephone, postage, and other miscellaneous expenses.

Net change in unrealized loss on investments was $(2,492) and $168,964 for the periods ended December 31, 2005 and 2004, respectively. This change is mainly due to the sale of some marketable securities in December 2004, and the fluctuations in fair value of the Company’s investments in CPVD and ProGolf.com.

Results of Operations
Six months ended December 31, 2005 compared to six months ended December 31, 2004.

The Company recorded $4,448 of miscellaneous income due to some accounts payable cancellation for the six-months ended December 31, 2005.

The Company recorded a $380,194 loss from sale of some marketable securities during the six-months ended December 31, 2004. There were no stock transactions during the six-month period ended December 31, 2005

Item 2.  Management’s Discussions and Analysis (Continued)

Professional expenses were $26,269 and $54,072 for the six-months ended December 31, 2005, and 2004, respectively. The change is mainly due to the decrease in legal fees for this year. Enercorp is not involved in any legal proceedings at this time.

The Company recorded $15,000 in management fees due to Acrodyne for each of the six-months ended December 31, 2005 and 2004.  Enercorp has an agreement with Acrodyne to pay a $2,500 per month management fee for office space and services, including accounting and financial reporting. Currently, the Company has no full time employees.

The Company recorded $11,469 and $9,536 of interest expense on the secured notes of $325,000 for the six-months ended December 31, 2005 and 2004, respectively.  Interest on these notes is calculated based on a 7% rate per annum.

The Company recorded $3,285 in travel expenses for the six-months ended December 31, 2005, which was related to the legal case filed in Denver, Colorado.  No travel expense incurred during this current six-month period.

Other general and administrative expenses were $1,321 and $3,261 for the six-months ended December 31, 2005 and 2004, respectively.  Other general and administrative expenses include telephone, postage, and other miscellaneous expenses.  Expenses for the 2004 six-month period were mainly due to shipping and mailing costs incurred in relation with the two annual meetings of shareholders.

The net change in unrealized loss on investments was $(38,665) and $77,138 for the six-months ended December 31, 2005 and 2004, respectively.  This change is mainly due to the sale of some marketable securities in December 2004, and the fluctuations in fair value of the Company’s investments in CPVD and ProGolf.com.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2005 10-K Report.

Item 4.   Controls and Procedures.

Evaluation of Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of December 31, 2005, and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Item 4.   Controls and Procedures (Continued)

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

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

Date: February 20, 2006

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

Date: February 20, 2006

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

Date: February 20, 2006

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, James C. Sargent, Chief Executive Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the three month period ended December 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 20, 2006

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

1.

the Company’s Quarterly Report on Form 10-Q for the three month period ended December 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 20, 2006

/s/Majlinda Xhuti.

Chief Financial Officer