Form 10-Q
period 2006-03-31
ENERCORP INC
filed 2006-05-15
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of March 31, 2006 was 695,897.

PART I

Item 1   Financial Statements

Enercorp, Inc

Statements of Assets and Liabilities

	March 31, 2006 (Unaudited)	June 30, 2005
Assets
Investments, at fair value, cost of $782,282 at March 31, 2006 and June 30, 2005	$ 409,874	$ 470,584
Cash	887	- -
Prepaid Insurance	1,618	- -
Total Assets	412,379	470,584

Liabilities and Net Assets

Current Liabilities
Notes payable	355,000	355,000
Notes payable related-party	51,636	24,000
Accounts payable and accrued liabilities	15,727	12,999
Accrued management fees-related party	45,000	22,500
Interest payable	40,455	21,413
Total Liabilities	507,818	435,912

Net Assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at March 31, 2006 and June 30, 2005.	1,888,251	1,888,251
Accumulated deficit	(1,611,281)	(1,541,880)
Unrealized net loss on investments, net of deferred income taxes
at March 31, 2006 and June 30, 2005	(372,409)	(311,699)
Total Net Assets	(95,439)	34,672
Total Liabilities and Net Assets	$ 412,379	$ 470,584

See accompanying notes to unaudited financial statements

Enercorp, Inc

Schedule of Investments at March 31, 2006 (Unaudited)

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software distribution &			1,751	0.004	-	7		7
	Patent Technology			9,500,000	0.004	101,650	38,000	(11,400)	26,600
Ajay Sports Inc.	Franchisor of Retail Golf Stores			94,118	0.040	191,907	3,765		3,765
				16,667	0.040	37,500	667		667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.097	10,000	97		97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.377	252,000	413,100	(206,550)	206,550
	Subtotal					780,782	670,835	(260,990)	409,845
Warrants and stock Options – Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000	-	-	-	-	-
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.098	1,500	29		29

	Total All Companies					782,282	670,864	(260,990)	409,874

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to unaudited financial statements

Enercorp, Inc

Schedule of Investments at June 30, 2005

		Expiration			Share		Fair Market		Net Fair
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value	Discount	Market Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software distribution &			1,751	0.009	-	16		16
	Patent Technology			9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Franchisor of Retail Golf Stores			94,118	0.040	191,907	3,765		3,765
				16,667	0.040	37,500	667		667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.097	10,000	97		97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30		30

	Total All Companies					782,282	773,274	(302,690)	470,584

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to unaudited financial statements

Enercorp, Inc

Unaudited Statements of Operations

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues
Miscellaneous income	$ 917	$ -	$ 5,365	$ -

Expenses
Loss from sale of investments	-	-	-	380,194
Legal, accounting and other professional fees	4,605	15,004	30,874	69,075
Management fees -related	7,500	7,500	22,500	32,500
Interest expense -related	878	-	1,965	-
Interest expense	5,609	5,610	17,078	15,146
Travel expense	-	-	-	3,285
Other general and administrative expenses	967	3,218	2,349	6,479
Total expenses	19,559	31,332	74,766	506,679
Net loss from operations before taxes	(18,642)	(31,332)	(69,401)	(506,679)
Income taxes	-	-	-	-
Net loss from operations after taxes	(18,642)	(31,332)	(69,401)	(506,679)
Net change in unrealized gain (loss) on investments before taxes	(22,044)	(74,327)	(60,709)	2,811
Income taxes	-	-	-	-
Net change in unrealized gain (loss) on investments after taxes	(22,044)	(74,327)	(60,709)	2,811
Decrease in net assets resulting from operations	(40,686)	(105,659)	(130,110)	(503,868)
Decrease in net assets per share	$ (0.058)	$ (0.152)	$ (0.187)	$ (0.724)

See accompanying notes to unaudited financial statements

Enercorp, Inc

Unaudited Statements of Cash Flows

	Nine months ended March 31, 2006	Nine months ended March 31, 2005
Operating activities:
Decrease in net assets	$ (130,110)	$ (503,868)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:
Loss on sale of investments	-	380,194
Unrealized loss (gain) loss on investments	60,709	(2,811)
Increase in other assets	(1,618)	(248)
Increase (Decrease) in accounts payable
and accrued expenses	44,270	(193,132)
Total adjustments	103,361	184,003
Net cash used in operating activities	(26,749)	(319,865)
Investing activities
Sale of investments	-	50,000
Net cash provided by investing activities	-	50,000
Financing activities
Proceeds from notes payable	27,636	325,000
Payments of notes payable	-	(54,950)
Net cash provided by financing activities	27,636	270,050
Net increase in cash	887	185
Cash, beginning of period	-	417
Cash, end of period	$ 887	$ 602

See accompanying notes to unaudited financial statements

Enercorp, Inc

Notes to the Unaudited Financial Statements

Note 1:  Financial Statements.

The financial data presented herein is unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Enercorp, Inc. Results of interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2005. For purposes of this report, "Enercorp", the "Company", "we", "our", "us" or similar references mean Enercorp, Inc, unless the context requires otherwise. Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2: Related Party Investments

Investments consist of holdings of securities in publicly and privately held companies. The Company holds its principal common stock investments in CompuSonics Video Corporation (9,501,751 shares), Ajay Sports, Inc. (110,785 common and 1,000 preferred shares), ProGolf.com (300,000 common shares) and Pro Golf International, Inc. (71,733 shares).

CompuSonics Video Corporation “CPVD” is a publicly held corporation, which develops, markets and services computer software that assists customers in managing and developing their business and controlling their operations. CPVD’S software targets the small business markets for CRM, ERP and E-CAD software and related services. CPVD also maintains an intellectual property business through its ownership of several patents in the field of audio and video data digitalization and compression. The Company owns 9,501,751 shares of CPVD, which were trading at $0.004 per share at March 31, 2006.

Ajay Sports, Inc (“Ajay”) is a franchisor of retail golf stores through its operating subsidiaries which includes Pro Golf of America. The Company owns 110,785 shares of common stock of Ajay, which were trading at $0.04 per share at March 31, 2006 and 1,000 shares of preferred stock of Ajay valued at $0.097 per share at March 31, 2006.

Pro Golf International, Inc. is a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100 % of the issued and outstanding stock of Pro Golf of America, Inc. and a majority of the stock of ProGolf.Com, Inc.  ProGolf of America is the franchisor of Pro Golf Discount Retail Stores. The Board of Directors determined that the fair value of the ProGolf International, Inc. investment would be $172,159 at March 31, 2006.

ProGolf.Com, Inc. is a Company formed to help direct traffic to its franchise stores and to sell golf equipment, other golf-related products and services over the Internet. The ProGolf.com Internet site is becoming more popular and helped increase the sales of golf equipment during the past year. The Board of Directors determined that the fair value of the 300,000 shares of ProGolf.Com is $206,550 at March 31, 2006.

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The balance of accrued fees due to Acrodyne Corporation was $45,000 as of March 31, 2006. Acrodyne and Enercorp share the same office space.

Enercorp borrowed $23,636 from First Equity Corporation and $4,000 from Quorum Capital, Inc. during the nine-month period ended March 31, 2006. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. First Equity Corporation and Quorum Capital, Inc. share the same office space with Enercorp.

Note 4:  Liabilities

The following schedule represents detailed liabilities as of March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Notes Payable
Notes Payable-Current Notes	325,000	325,000
Note Payable-Wen Group	30,000	30,000
	355,000	355,000
Notes Payable Related
NP-TICO	14,000	14,000
Note Payable-First Equity Corporation	23,636	-
Note Payable-Quorum Capital	14,000	10,000
	51,636	24,000
Accounts Payable	15,727	12,999
Accrued Management Fees - Acrodyne	45,000	22,500
Interest Payable
Interest Payable-Quorum Capital	1,301	573
Interest Payable-TICO	757	22
Interest Payable-First Equity Corporation	501	-
Interest Payable-Current Notes	37,896	20,818
	40,455	21,413

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition:

The Company’s liquidity is affected primarily by the business success, securities’ prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under its credit lines.

During the nine-month period ending March 31, 2006, the investments’ value decreased by $60,709. This change is mainly due to the decrease in trading value of investments in CPVD and Ajay.  At March 31, 2006, the total net fair market value of investment in CPVD common stock was $26,607 whereas the total value of investment in Ajay was $4,529. The ProGolf.com investment decreased slightly from $1.56 per share at June 30, 2005 to $1.377 per share at March 31, 2006. The total net fair value of the ProGolf.com investment was $206,550 and $234,000 at March 31, 2006 and June 30, 2005, respectively.

Current liabilities increased by $71,906, and net assets value decreased by $130,111 during the nine month period ended March 31, 2006.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of success in any such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of March 31, 2006.

Item 2.  Management’s Discussions and Analysis (Continued)

Results of Operations
Three months ended March 31, 2006 compared to three months ended March 31, 2005.

The Company had a net loss from operations of $18,642 for the three month period ended March 31, 2006 as compared to a net loss of $31,332 for the three month period ended March 31, 2005.  The decrease in losses for the three month period ended March 31, 2006 is mainly due to the decrease in professional fees, including legal expenses.

Professional expenses were $4,605 and $15,004 for the three month period ended March 31, 2006, and 2005, respectively.  The decrease is mainly due to a decrease in legal fees. Also, other general and administrative expense decreased from $3,218 for the three month period ended March 31, 2005 to $967 for the three month period ended March 31, 2006. This change was mainly due to shareholders meeting expenses incurred in early 2005.

The Company had $22,044 and $74,327 of unrealized losses on investments for the three month period ended March 31, 2006 and 2005, respectively. The change is mainly due to the decrease in the fair value of the CPVD and Ajay investments during the three month period ended March 31, 2006.

The Company had a $0.058 and $0.152 decrease in net assets per share for the three month period ended March 31, 2006 and 2005, respectively. The change is mainly due to the decrease in unrealized losses on investments for this period, and the decrease in legal expenses.

Results of Operations
Nine months ended March 31, 2006 compared to nine months ended March 31, 2005.

The Company had a net loss from operations of $69,401 for the nine month period ended March 31, 2006 as compared to a net loss of $506,679 for the nine month period ended March 31, 2005, which was mainly due to the loss from the sale of a portion of investments portfolio in December 2005.

Professional expenses were $30,874 and $69,075 for the nine month period ended March 31, 2006, and 2005, respectively.  The decrease is mainly due to a decrease in legal fees. Also, other general and administrative expenses were $2,348 for the nine months ended March 31, 2005, a decrease of $4,131 from the same period last year.  This was mainly due to shareholder meeting expenses incurred in early 2005.

For the nine month period ended March 31, 2006, unrealized losses on investments were $60,709 compared to unrealized gains of $2,811 for the same period last year. The change is mainly due to the decrease in the fair value of investments in CPVD and Ajay during the nine months ended March 31, 2006.

Net assets per share decreased by $0.187 and $0.724 for the nine months ended March 31, 2006, and 2005, respectively.  This improvement is mainly due to the decrease in losses from operations for the period ended March 31, 2006.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2005 10-K Report.

Item 4.   Controls and Procedures.

Evaluation of Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of March 31, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Item 4.   Controls and Procedures (Continued)

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2006 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

Recently, the Company entered into a consulting arrangement with FFA Michigan LLC, a new company licensed by Executive Tour and Travel Services Inc. to market, promote and sell travel incentive programs known as Fly Free America, Passage to Fun, Vacation of a Lifetime, Travel Cash and Executive Travel Awards.   The Company provides sales and marketing strategies, customer referrals and administrative assistance to FFA Michigan, LLC.  Consulting fees are based on an equal sharing of FFA Michigan’s profits on the sale of marketing programs to the Company’s customer referrals.

Item 6. Exhibits

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERCORP, INC

(Registrant)

By:/s/ James C. Sargent

James C. Sargent

Chairman, President and CEO

Date: May 15, 2006

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2006

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2006

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 1350 CERTIFICATION OF CEO

      I, James C. Sargent, Chief Executive Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2006

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

1.

the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2006

/s/Majlinda Xhuti.

Chief Financial Officer