Form 10-K/A
period 2005-06-30
ENERCORP INC
filed 2006-12-07
CIK 313116

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

Explanatory Note

The Company is filing this amended Form 10-K/A to make the following changes to its Form 10-K for the fiscal year ended June 30, 2005.

Item 6. Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and  Results of Operations

•

Revised the presentation of the financial data to be consistent with the financial statement presentation which was changed to comply with the requirements of the Reg. S-X, and the Audit and Accounting Guide for Investment Companies.

Item 9a.   Controls and Procedures

•

Revised to include the auditor’s reportable conditions, and other deficiencies in the internal controls.

Item 15 (1)

Financial Statements

•

Revised the presentation and disclosure to comply with the requirements of the Reg. S-X, and the Audit and Accounting Guide for Investment Companies.

Notes to the financial statements, Note 11

Added Note 11 to disclose the fact that the predecessor independent accountant declined to issue consent with respect to such amended filing.

Certifications

•

Revised to comply with the requirements of the Sections 302 and 906 of the Sarbanes –Oxley Act of 2002

With the exception of the foregoing, no other changes have been made to the Company’s financial statements or schedules of investments and this Form 10-K/A does not reflect events occurring subsequent to the date of the filing of the original 10-K or amend or update other disclosures therein.

Enercorp, Inc.

Form 10-K/A Filing for the Year Ended June 30, 2005

INDEX

PAGE

PART I

Item 1.    Business

3

Item 2.    Properties

13

Item 3.    Legal Proceedings

13

Item 4.    Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.   Market for Company's Common Equity and Related

              Stockholder Matters

14

Item 6   Selected Financial Data

16

Item 7.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations

16

Item 8.  Financial Statements and Supplementary Data

19

Item 9.  Changes in and Disagreements with Accountants on

              Accounting and Financial Disclosure

19

Item 9a Controls and Procedures

19

Item 9b Other Information

20

PART III

Item 10.   Directors and Executive Officers of the Registrant

20

Item 11.   Executive Compensation

22

Item 12.   Security Ownership of Certain Beneficial Owners

                and Management

23

Item 13.   Certain Relationships and Related Transactions

24

Item 14    Principal Accounting Fees and Services

24

PART IV

Item 15.   Exhibits, Financial Statement Schedules and

                Reports on Form 8-K

25

SIGNATURES

26

F-#

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

There is a range of values, which are reasonable for an investment at any particular time.  Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts.  To increase objectivity in valuing the securities, the Company uses external measures of value such as public markets or significant third-party transactions whenever possible.  Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future.  Certain members of the Board of Directors may hold officer or director positions with some of the Company's investee companies.  Mr. Parlatore is a director in CompuSonics Video Corporation. No other director or officer holds any officer, or director positions, or percentage ownerships with the company’s investees.

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

Investments

Ajay Sports, Inc (“Ajay”):

Through its operating subsidiaries, including Pro Golf, Ajay is a franchisor of retail golf stores. President of the Company (through June 30, 2006), Mr. Rautio is also member of the Board of Directors of Ajay.

CompuSonics Video Corporation ("CPVD"):

CPVD is in the business of marketing and distribution of several engineering software products. Mr. Parlatore, director of the Company is also a member of the Board of Directors of CPVD.

Pro Golf International, Inc. (PGI):

PGI is a majority-owned subsidiary of Ajay Sports, Inc., which was formed during 1999, and owns 100% of the issued and outstanding common stock of Pro Golf of America, Inc. (PGoA) and a majority of the common stock of ProGolf.Com, Inc. (PG.com).   PGoA is the franchisor of Pro Golf Discount Retail Stores.

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

The Investment Company Act of 1940, as amended, prohibits or restricts the Company from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies.  Moreover, the Investment Company Act of 1940, as amended, limits the type of assets that the Company may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Company's assets consists of qualifying assets.  The effect of this regulation is to require that at least  70% of a business development company's assets be maintained in qualifying assets.  Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Company acquired their securities; (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies; (3) securities acquired as follow-on investments in companies that were eligible at the time of the Company's initial acquisition of their securities but are no longer eligible, provided that the Company has maintained a substantial portion of its initial investment in those companies; (4) securities received in exchange for or distributed on or with respect to any of the foregoing; and (5) cash items, government securities and high-quality, short-term debt.  The Investment Company Act of 1940, as amended, also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets.  The Company believes as of June 30, 2005, that more than 90% of its assets would be considered qualifying assets.

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

Item 6. Selected Financial Data

	2005	2004	2003	2002	2001
Working capital	$ 34,672	$ 613,071	$ 640,272	$ 954,562	$ 930,855
Cash	-	417	618	1,123	342
Total investments	470,584	946,164	900,644	1,045,842	984,214
Total assets	470,584	946,581	901,262	1,046,965	985,489
Total liabilities	435,912	333,509	260,989	92,403	54,634
Net assets	34,672	613,071	640,272	954,562	930,855
Investment income	1,311	992	1,310	4,455	1,475,824
Legal, accounting and other professional fees	77,876	12,417	16,336	7,392	29,224
Management fees	40,000	30,000	30,000	30,000	-
Officer wages	-	25,000	120,000	-	78,500
Interest expense	21,413	5,001	3,355	1,612	173,773
Total other gen'l & admin. expenses	6,057	1,294	712	3,543	20,187
Net investment loss	(152,820)	(72,720)	(169,093)	(38,092)	(346,072)
Income taxes	-	-	-	-	569,830
Realized gain(loss) on investments	(380,194)	(19,161)	-	-	1,474,184
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(45,386)	64,681	(145,199)	61,798	(1,353,471)
Net increase (decrease) in net assets resulting from operations	(578,399)	(27,200)	(314,292)	23,706	(795,189)
Increase (decrease) in net assets per share	$ (0.83)	$ (0.04)	$ (0.45)	$ 0.03	$ (1.14)

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

Total assets for the fiscal year ending June 30, 2005 amount to $470,584. Net assets as of June 30, 2005 were $34,672. For the years ended June 30, 2005, 2004 and 2003, the Company's cash flow was dependent primarily upon the certain loans made to the Company by related parties.

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

Material Changes in Financial Condition

On June 30, 2005 the total fair value of investments was $470,573 compared to $946,164 on June 30, 2004. The decrease is mainly due to decrease in fair market value of CPVD common stock, which traded at $0.009 and $0.052, respectively on June 30, 2005 and 2004. Also, the other investments in PGI and PG.com have slightly decreased during the past year affecting total portfolio value. Another cause for the decrease in total portfolio value is the sale of some investments in December 2004, totaling a fair value amount of $41,000.

The liabilities increased by $102,392 for the fiscal year 2005, compared to fiscal year 2004.

The change for fiscal year 2005 is mainly due to the conversion of the preferred stock cancelled and subsequently converted to debt in the amount of $325,000. This increase in debt in the form of notes payable caused the increase in interest accrued on these notes. Interest accrued on the notes increased by $11,514 for the fiscal year 2005, compared to fiscal year 2004. Meanwhile, the notes payable to related parties decreased by $30,950, and accrued management fees also decreased by $57,500 for the fiscal year 2005, compared to fiscal year 2004.

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

Results of Operations

The Company had total investment income of $1,311, $992 and $1,310 for the fiscal years ended June 30, 2005, 2004, and 2003, as a result of some refunds, and the write off of some accounts payable.

The Company’s net investment loss for the fiscal year 2005 was $152,820 compared to $72,720 and $169,093 of net investment loss for fiscal years 2004 and 2003, respectively.

The increase in net investment loss from fiscal year 2004 mainly due to the increase in legal and professional fees caused by the proxy contest initiated by a 6.5% shareholder in 2004.

The Company recorded $77,876 and $12,417 in legal, accounting and other professional fees for 2005 and 2004, respectively. Management fees for 2005 were $40,000 compared to $30,000 for 2004. The increase in management fees is due to new management assistance needed during the proxy contest, which was the main cause for the increase in other operating expenses, such as travel, contingency, and other general and administrative expenses. The Company spent $3,285 in travel, $5,500 in settlement contingency, and $6,056 in other general and administrative expenses, compared to $0, $0, and $1,294 of respective expenses incurred during fiscal year 2004.

Net increase (decrease) in unrealized appreciation (depreciation) on investments was $(45,385) for 2005, compared to $64,681 recorded for 2004. This change is due to the same factors as described in the first paragraph under “Material Changes in Financial Condition”.

The Company spent $10,102 and $12,562 in accounting fees for the fiscal year 2004 and 2003 respectively. The Company recorded $5,001 and $3,355 of interest expense on the note payable to Quorum Capital, (former Dearborn Wheels, Inc.) for the fiscal year 2004 and 2003, respectively.

The increase in the interest expense is due to the increase in the principal amount of the underlying note.

The Company recorded a net increase (decrease) in unrealized appreciation (depreciation) on investments of $64,681 for the fiscal year ended 2004 compared to $(145,199) for the fiscal year 2003.  The change for the years indicated is largely the result of the increase in market value of the common stock of the largest investee of the Company, CompuSonics Video Corporation.

The Company recorded a realized loss on investments of $19,161 on the write off of the Proconnextions, Inc investment for the year 2004, compared to a realized loss of $0 for the year 2003. This investment was worthless.

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

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure

Not applicable.

Item 9a.   Controls and procedures

•

Evaluation of Controls and Procedures

The Company’s Chief Operating Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by the report and each has concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

In connection with its audit of the Company’s consolidated financial statements as of and for the year ended June 30, 2005, the Company’s auditor advised the Company’s management and its Board of Directors that it had identified significant deficiencies which were designated as “reportable conditions” and collectively constitute a material weakness in the Company’s internal controls over financial reporting. Areas requiring improvement include (1) accounting for investments in accordance with FASB Statement No. 115 and EITF 03-01 as it relates to the decrease in fair market value of investments below cost, (2) compliance with or development of method for valuing investments, (3) recordkeeping and evaluation of deferred tax assets and liabilities and analysis of valuation allowance against net deferred tax assets, and (4) preparation of financial statements and footnotes. In addition, in the past the Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates, which, under Section 404 of the Sarbanes Oxley Act, constitutes a deficiency in internal controls over financial reporting.

•

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2005 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. However, management intends to implement the changes described below.  The above items, under Section 404 of the Sarbanes Oxley Act, constitute significant deficiencies and collectively material weaknesses in internal controls over financial reporting.  The Company seeks to implement a short and long term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

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

Jeffrey E. Rautio, O.D. Optometry, has been a Director of Refractive Services at the Beitman Laser Eye Institute since 2000.  He has also been affiliated with WorldWide Tee Time, LLC, since 1998.  From 1987-1999, he served as Senior Staff Optometrist at the Henry Ford Hospital and as Team Optometrist for the Detroit Lions, Inc. from 1991-1999.  From 1999-2000, he was a Director of Optometry at Oculus Laser Vision Correction & Advanced Vision Centers of Derma Vogue.  In 1981, Dr. Rautio completed an A.A.S. degree (Associate in Applied Science) at Ferris State University, Big Rapids-MI and, in May 1986, he was awarded the O.D. degree (Doctor of Optometry) by that university.  Mr. Rautio resigned on June 30, 2006 and was replaced by Mr. Brett Homovec.

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

Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended June 30, 2005, and written representations of the persons required to file said reports, the Company’s management concluded that some directors and executive officers did not file all the required reports on a timely basis. Management is currently in the process of curing this deficiency.

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

Fees paid to the auditors were approved by the Audit Committee of Enercorp. UHY LLP fees will be disclosed in the next year’s 10K. (See the 8-K report filed on Aug.30, 2005)

PART IV

Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K

The following documents are filed as part of this report immediately following the signature page, or are incorporated herein by reference

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Statements of Net Assets as of June 30, 2005 and 2004	F-3
Schedule of Investments as of June 30, 2005 and 2004	F-4-F6
Statements of Changes in Net Assets for each of the years in the three-year period ended June 30, 2005.	F7
Statements of Operations for each of the years in the three-year period ended June 30, 2005	F8
Statements of Cash Flows for each of the years in the three-year period ended June 30, 2005	F9
Notes to Financial Statements	F10-F16
(2) Certification pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F17-F18
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

ENERCORP, INC.

(Company)

By  /s/ James C. Sargent, Chairman

           James C. Sargent, Chairman

Date:  December 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities specified and on the dates indicated.

Date:  December 7, 2006

/s/ James C. Sargent, Director

     James C. Sargent, Director

Date:  December 7, 2006

/s/ Brett Homovec , President, COO, & Director

     Brett Homovec, President, COO & Director

Date:  December 7, 2006

/s/ Salvatore M. Parlatore, Director

     Salvatore M. Parlatore, Director

Date:  December 7, 2006

/s/ Majlinda Xhuti, CFO

     Majlinda Xhuti, CFO

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

/s/    J L Stephan Co., PC

J L Stephan Co., PC

Traverse City, Michigan

September 15, 2004

F-#

Enercorp, Inc.
Statements of Net Assets

ASSETS	June 30, 2005	June 30, 2004

Investments, at fair value, cost of $782,282 and $1,212,477 at June 30, 2005 and 2004, respectively (see schedule of investments)	$470,584	$946,164
Cash	-	417
Total assets	470,584	946,581
LIABILITIES

Note payable	355,000	30,000
Notes payable - related party	24,000	54,950
Accounts payable and accrued liabilities	12,999	13,661
Officer salary payable	-	145,000
Accrued management fees-related party	22,500	80,000
Interest payable – other	20,818	-
Interest payable – related party	595	9,899
Total liabilities	435,912	333,510
NET ASSETS	$34,672	$613,071
ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized
695, 897 shares issued and outstanding at June 30, 2005 and 2004.	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, -0- issued.
Accumulated undistributed loss	(1,853,579)	(1,275,180)

Net assets (equivalent to $0.05 and $0.88 per share based on 695,897 shares of capital stock outstanding)	$34,672	$613,071

                        See accompanying notes to financial statements

F-#

Enercorp, Inc., Schedule of Investments

June 30, 2005

		Expiration		No of	Share
Affiliated Companies	Description of Business	Date	Restrictions	shares	Price	Cost/Equity	Value before discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software Development			1,751	0.009	$ -	$ 16	$ -	$ 16
				9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Franchisor of retail golf stores			94,118	0.040	191,907	3,765		3,765
				16,667	0.040	37,500	667		667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of retail golf stores			1,000	0.097	10,000	97		97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors & control systems	03/12/08	b	50,000

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30		30
	Total All Companies					$ 782,282	$ 773,274	$(302,690)	$ 470,584
(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc., Schedule of Investments

June 30, 2004

		Expiration			Share
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value before discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software Development			1,751	0.053	$ -	$ 92	$ -	$ 92
				10,000,000	0.053	106,477	525,000	(157,500)	367,500
Ajay Sports Inc.	Franchisor Golf stores			294,118	0.050	600,000	14,706		14,706
				16,667	0.050	37,500	833		833
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor Golf stores			2,000	0.050	20,000	100		100
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	74,500		195,000	366,148	(73,230)	292,918
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.800	252,000	540,000	(270,000)	270,000
	Subtotal					1,210,977	1,446,879	(500,730)	946,149
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &
	control systems	03/12/08	b	50,000
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.050	1,500	15		15
	Total All Companies					$1,212,477	$1,446,894	$ (500,730)	$ 946,164
(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Changes in Net Assets

For the years ended June 30, 2005, June 30, 2004 and June 30, 2003

	June 30, 2005	June 30, 2004	June 30, 2003
Increase (decrease) in net assets from operations:

Net investment loss	$(152,820)	$(72,720)	$(169,093)
Net realized loss from investments	(380,194)	(19,161)	-
Unrealized appreciation (depreciation) on investments	(45,385)	64,681	(145,199)
Net decrease in net assets resulting from operations	(578,399)	(27,200)	(314,292)

Net assets
Beginning of the year	613,071	640,271	954,563
End of year	$34,672	$613,071	$640,271

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Operations

For the years ended June 30, 2005, June 30, 2004 and June 30, 2003

Investment Income	June 30, 2005	June 30, 2004	June 30, 2003
Miscellaneous income	$1,311	$992	$1,310
Expenses
Compensation of officers	-	25,000	120,000
Legal, accounting and other professional fees	77,876	12,417	16,336
Management fees	40,000	30,000	30,000
Interest expense	21,413	5,001	3,355
Travel expense	3,285	-	-
Contingency	5,500	-	-
Other general and administrative expenses	6,057	1,294	712
Total expenses	154,131	73,712	170,403
Investment loss before income tax expense	(152,820)	(72,720)	(169,093)
Income tax expense	-	-	-
Net investment loss	(152,820)	(72,720)	(169,093)
Realized and unrealized gain (loss) from investments
Realized loss on Investments	(380,194)	(19,161)	-
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(45,385)	64,681	(145,199)
Income tax expense	-	-	-
Net realized and unrealized gain (loss) from investments	(425,579)	45,520	(145,199)
Net decrease in net assets resulting from operations	$(578,399)	$(27,200)	$(314,292)
Decrease in net assets per share	$(0.83)	$(0.04)	$(0.45)

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Cash Flows

For the years ended June 30, 2005, June 30, 2004 and June 30, 2003

	June 30, 2005	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net decrease in net assets from operations	$(578,399)	$(27,200)	$(314,292)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Sale of investments	50,000	-	-
Loss on sale of investments	380,194	-	-
Loss on write offs of investments	-	19,160	-
Unrealized (gain) loss on investments	45,385	(64,681)	145,199
Increase (decrease) in accounts payable and accrued expenses	(191,646)	57,520	155,638
Total adjustments	283,933	11,999	300,837
Net cash used in operating activities	(294,466)	(15,201)	(13,455)
Cash flows from financing activities:
Proceeds from notes payable	349,000	15,000	12,950
Payments of notes payable	(54,951)	-	-
Net cash provided by financing activities	294,049	15,000	12,950
Net decrease in cash	(417)	(201)	(505)
Cash, beginning of period	417	618	1,123
Cash, end of period	$-	$417	$618

Supplemental disclosure of cash flow information:

     Interest paid                                                      $                  32,925

     Income taxes paid                                             $                       -

See accompanying notes to financial statements

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

Pro Golf International, Inc. (PGI) a majority-owned subsidiary of Ajay was formed during 1999, and owns 100% of the issued and outstanding stock of Pro Golf of America, Inc. (PGOA) and a majority of the stock of ProGolf.Com, Inc. (PG.com).  PGOA is the franchisor of Pro Golf Discount Retail Stores. The fair value of 71,733 shares of the PGI investment was $172,159 as of June 30, 2005.

PG.com is a Company formed to help direct traffic to its franchise stores and to sell golf equipment and other golf-related products and services over the Internet. It is anticipated that traditional sales and distribution methods will be enhanced by the PG.com Internet site.

The Board of Directors has valued the investment for 300,000 shares of PG.Com at $234,000.

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

Note 5.  Income Taxes

The Company adopted, effective July 1, 1992, a Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992.  Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities. The Company’s  tax expense for the fiscal years discussed in this report is $0.

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

	Investment income	Expenses	Net Investment loss	Net increase (decrease) in unrealized appreciation (depreciation) on investments	Gain/Loss from sale of investments or write offs	Increase/(Decrease) in net assets per share
Fiscal 2005 – Quarters :
September 30, 2004	$ -	$ 41,992	$ (41,992)	$ (91,826)	$ -	$ (0.19)
December 31, 2004	-	53,162	(53,162)	168,964	(380,194)	(0.38)
March 31, 2005	-	31,331	(31,331)	(74,327)	-	(0.15)
June 30, 2005	1,311	27,645	(26,334)	(48,197)	-	(0.11)
Fiscal 2004 – Quarters :
September 30, 2003	$ -	$ 37,817	$ (37,817)	$ 185,552	$ -	$ 0.22
December 31, 2003	-	13,876	(13,876)	(59,180)	-	(0.11)
March 31, 2004	773	10,899	(10,126)	(13,998)	(19,161)	(0.09)
June 30, 2004	219	11,120	(10,901)	(47,693)	-	(0.06)

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

The Financial Accounting Standards Board's final Interpretation No. 48,"Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the expected effect of FIN 48 and is currently unable to determine the impact, if any, that FIN 48 may have on its results of operations, financial position and cash flows.

Note 11

This amended report has been filed without the consent of the predecessor independent auditors JL Stephens, Co, PC, who have audited the financial statements for the fiscal year ended June 30, 2004, and whose audit opinion is included in this report.  JL Stephens has declined to issue consent with respect to such amended filing due to an outstanding complaint filed with the State of Michigan regulatory agencies by one of our portfolio companies Ajay Sports, Inc against its former employee Ronald Silberstein.  Neither JL Stephens, Co., PC, nor Enercorp, Inc is a party in this complaint.  However, it is the understanding of JL Stephens Co., PC that they should not provide any information or, sign anything on behalf of Ajay Sports, Inc, its affiliates, or Enercorp for as long as such complaint is pending the review by the State of Michigan regulatory agencies.

The Company’s management believes that the filing of this amended report without the predecessor independent auditor consent would not cause any material misstatements, because there have been no changes made to the 2004 financial data (audited by JL Stephens, Co., PC), with the exception of some presentation and formatting changes.

SECTION 302 CERTIFICATION OF PRESIDENT & COO

I, Brett Homovec certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Enercorp, Inc;

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

PRESIDENT & COO Certification (continued)

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and have identified for the issuer’s auditors any material weaknesses in internal controls; and

6.	(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting; and

1.

t

2.

tthe signing officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their valuation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 7, 2006

/s/ Brett Homovec
President & Chief Operating Officer

SECTION 302 CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Enercorp, Inc;

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

CFO Certification (continued)

procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting, and

 6.   the signing officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their valuation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 7, 2006

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 906 CERTIFICATION OF PRESIDENT & COO

      I, Brett Homovec, Chief Operating Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006

/s/Brett Homovec.

President&
Chief Operating Officer

SECTION 906 CERTIFICATION OF CFO

      I, Majlinda Xhuti, Chief Financial Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006

/s/Majlinda Xhuti.

Chief Financial Officer