Form 10-Q/A
period 2005-09-30
ENERCORP INC
filed 2006-12-07
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of December 7, 2006 was 695,897.

Explanatory Note

The Company is filing this amended Form 10-Q/A to make the following changes to its September 30, 2005 Form 10-Q .

Item 1.  Financial Statements

•

Revised the presentation and disclosure to comply with the requirements of Reg. S-X, and the Audit and Accounting Guide for Investment Companies.

Item 2. Management's Discussion and Analysis of Financial Condition and  Results of Operations

•

Revised the presentation of the financial data to be consistent with the financial statement presentation which was changed to comply with the requirements of the Reg. S-X, and the Audit and Accounting Guide for Investment Companies.

Item 4.   Controls and Procedures

•

Revised to include the auditor’s reportable conditions, and other deficiencies in the internal controls.

Certifications

•

Revised to comply with the requirements of the Sections 302 and 906 of the Sarbanes –Oxley Act of 2002

With the exception of the foregoing, no other changes have been made to the Company’s financial statements or schedules of investments and this Form 10-Q/A does not reflect events occurring subsequent to the date of the filing of the original 10-Q or amend or update other disclosures therein.

PART I

Item 1   Financial Statements

Enercorp, Inc.

Statements of Net Assets

	September 30, 2005 (Unaudited)	June 30, 2005
Assets
Investments, at fair value, cost of $782,282 at September 30, 2005 and June 30, 2005 (see schedules of investments)	$ 434,410	$ 470,584
Cash	4,831	- -
Prepaid Insurance	3,387	- -
Total Assets	442,628	470,584

Liabilities

Current Liabilities
Notes payable	355,000	355,000
Notes payable - related party	34,500	24,000
Accounts payable and accrued liabilities	10,952	12,999
Accrued management fees-related party	30,000	22,500
Interest payable	27,625	21,413
Total Liabilities	458,077	435,912

Net Assets	(15,449)	34,672
Analysis of Net Assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at September 30, 2005 and June 30, 2005.	1,888,251	1,888,251
Accumulated undistributed loss	(1,903,700)	(1,853,579)

Net Assets (equivalent to $(0.02) and $0.05 per share based on 695,897 shares of capital stock outstanding)	$ (15,449)	$ 34,672

See accompanying notes to financial statements

#

Enercorp, Inc.

Schedule of Investments at September 30, 2005 (Unaudited)

Affiliated Companies	Description of Business	Expiration date	Restrictions	No of Shares	Price per share	Cost/Equity	Value before discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software development			1,751	$ 0.005	$ -	$ 9	$ -	$ 9
				9,500,000	0.005	101,650	47,500	(14,250)	33,250
Ajay Sports Inc.	Franchisor of Golf Retail stores			94,118	0.035	191,907	3,294	-	3,294
				16,667	0.035	37,500	583	-	583
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Golf Retail stores			1,000	0.085	10,000	85	-	85
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.500	252,000	450,000	(225,000)	225,000
	Subtotal					780,782	716,670	(282,290)	434,380
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000	-	-	-	-	-
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30	-	30
	Total All Companies					$ 782,282	$ 716,700	$(282,290)	$ 434,410

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc.

Schedule of Investments at June 30, 2005

Affiliated Companies	Description of Business	Expiration date	Restrictions	No of Shares	Price per share	Cost/Equity	Value before discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software development			1,751	$ 0.009	$ -	$ 16	$ -	$ 16
				9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Franchisor of retail golf stores			94,118	0.040	191,907	3,765	-	3,765
				16,667	0.040	37,500	667	-	667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of retail golf stores			1,000	0.097	10,000	97	-	97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of retail golf stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000	-	-	-	-	-
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30	-	30

	Total All Companies					$ 782,282	$ 773,274	$(302,690)	$ 470,584

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc.
Unaudited Statements of Changes in Net Assets

	For the three-months ended September 30, 2005	For the three-months ended September 30, 2004

Decrease in net assets from operations:
Net investment loss	$(13,948)	$(41,992)
Net realized gain (loss) from investments	-	-
Unrealized appreciation (depreciation) on investments	(36,173)	(91,826)
Net decrease in net assets resulting from operations	(50,121)	(133,818)
Net assets:
Beginning of the period	34,672	613,072
End of period	$(15,449)	$479,254

See accompanying notes to financial statements

Enercorp, Inc.

Unaudited Statements of Operations

                                                                                                For the three-months ended

	September 30, 2005	September 30, 2004
Investment income

Miscellaneous income	$ 4,448	$ -
Expenses

Legal, accounting and other professional fees	4,339	21,849
Management fees related	7,500	17,500
Interest expense -related	479	-
Interest expense	5,734	-
Travel expense	-	432
Other general and administrative expenses	344	2,211
Total expenses	18,396	41,992

Investment loss before income tax expense	(13,948)	(41,992)
Income tax expense	-	-
Net investment loss	(13,948)	(41,992)
Realized and unrealized loss from investments
Realized gain (loss) on investments	-	-
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(36,173)	(91,826)
Income tax expense	-	-
Net realized and unrealized loss from investments	(36,173)	(91,826)

Net decrease in net assets resulting from operations	(50,121)	(133,818)
Decrease in net assets per share	$ (0.072)	$ (0.192)

See accompanying notes to financial statements

Enercorp, Inc.

Unaudited Statements of Cash Flows

	Three-months ended September 30, 2005	Three-months ended September 30, 2004
Cash flows from operating activities:
Net decrease in net assets from operations	$ (50,121)	$ (133,819)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:
Unrealized loss on investments	36,173	91,827
Increase in other assets	(3,387)	(993)
Increase (decrease) in accounts payable
and accrued expenses	11,666	(219,838)
Total adjustments	44,452	(129,004)
Net cash used in operating activities	(5,669)	(262,823)
Cash flows from financing activities:
Proceeds from notes payable	10,500	325,000
Payments of notes payable	-	(54,950)
Net cash provided by financing activities	10,500	270,050
Increase in cash	4,831	7,227
Cash, beginning of period	-	417
Cash, end of period	$ 4,831	$ 7,644

See accompanying notes to financial statements

Enercorp, Inc.

Notes to the Unaudited Financial Statements

Note 1:  Financial Statements.

The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Enercorp, Inc. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K/A for the year ended June 30, 2005. For purposes of this report, "Enercorp", the "Company", "we", "our", "us" or similar references mean Enercorp, Inc, unless the context requires otherwise. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. Balance of accrued fees due to Acrodyne Corporation was $30,000, as of September 30, 2005. Acrodyne and Enercorp share the same office space. Thomas W. Itin, consultant to Enercorp, has a minority interest in Acrodyne.

Enercorp borrowed $6,500 from First Equity Corporation and $4,000 from Quorum Capital, Inc during the period ended September 30, 2005. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. First Equity and Quorum Capital share the same office space with Enercorp. Thomas W. Itin, consultant to Enercorp, has an indirect interest in these companies.

Note 4.  Liabilities

The following schedule represents the Company’s liabilities as of September 30, 2005 and June 30, 2005:

	September 30,2005	June 30, 2005
Notes Payable
Notes Payable	325,000	325,000
Note payable Wen Group	30,000	30,000
Notes Payable - Related Party
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

Item 1.   Financial Statements (Continued)

The Company has a Note Payable to Wen Group in the face amount of $30,000 with no interest. No payments have been made on this note. The Company has contested the validity of this note.

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

During the three-month period ending September 30, 2005 the investments’ value decreased by $36,174. This change is mainly due to the decrease in trading value of CPVD stock, which traded as low as $0.005 per share at September 30, 2005.  The total fair value of CPVD common stock was $33,259 at September 30, 2005. Also, the fair value of the ProGolf.com investment slightly decreased from $1.56 per share at June 30, 2005 to $1.5 per share at September 30, 2005. The fair value of the ProGolf.com investment was $225,000 and $234,000 at September 30, 2005 and June 30, 2005, respectively.

Current liabilities increased by $22,166, and net assets value decreased by $50,121 during the three-months ended September 30, 2005.

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

Item 1.   Financial Statements (Continued)

Results of Operations
Three-months ended September 30, 2005 compared to three-months ended September 30, 2004.

The Company recorded $4,448 of miscellaneous income due to some accounts payable cancellation for the period ended September 30, 2005.

Professional expenses were $4,339 and $21,849 for the quarters ended September 30, 2005, and 2004, respectively. The change is mainly due to the decrease in legal fees for this year. Enercorp is not involved in any legal proceedings at this time.

The Company recorded $7,500 in management fees due to Acrodyne for each of the three-month periods ended September 30, 2005 and 2004.  Enercorp has an agreement with Acrodyne to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. Currently the Company has no full time employees.

The Company recorded $5,734 of interest expense on the secured notes to the August 2004 investors for this period. Interest on these notes is accrued based on a 7% rate per annum.

Other general and administrative expenses were $344 and $2,211 for the quarters ended September 30, 2005 and 2004, respectively. Other general and administrative expenses include telephone, postage, and other miscellaneous expenses. The expenses for the 2004 quarter were mainly due to shipping and mailing costs incurred in relation with the two annual shareholders meetings.

Net increase (decrease) in unrealized appreciation (depreciation) on investments was $(36,173) and $(91,826) for the periods ended September 30, 2005 and 2004, respectively. This change is mainly due to the fluctuations in fair value of the Company’s investments in CPVD and ProGolf.com.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2005 10-K/A Report.

Item 4.   Controls and Procedures.

Evaluation of Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005, and each has concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

ENERCORP, INC

(Registrant)

By:/s/ James C. Sargent

James C. Sargent

Chairman

By:/s/ Brett Homovec

Brett Homovec

President, COO, & Director

By:/s/ Salvatore M. Parlatore

Salvatore M. Parlatore

Director

By:/s/ Majlinda Xhuti

Majlinda Xhuti

CFO

Date: December 7, 2006

SECTION 302 CERTIFICATION OF PRESIDENT & COO

I, Brett Homovec certify that:

1.	I have reviewed this Report on Form 10-Q/A of Enercorp, Inc;

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

Date: December 7, 2006

/s/ Brett Homovec
President & Chief Operating Officer

SECTION 302 CERTIFICATION OF CFO

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Report on Form 10-Q/A of Enercorp, Inc;

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

1.

the Company’s Report on Form 10-Q/A for the period ended September 30, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006

/s/Brett Homovec.

President &
Chief Operating Officer

SECTION 906 CERTIFICATION OF CFO

      I, Majlinda Xhuti, Chief Financial Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Report on Form 10-Q/A for the period ended September 30, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006

/s/Majlinda Xhuti.

Chief Financial Officer