Form 10-Q/A
period 2005-12-31
ENERCORP INC
filed 2006-12-07
CIK 313116

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

Explanatory Note

The Company is filing this amended Form 10-Q/A to make the following changes to its December 31, 2005 Form 10-Q .

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

PART I

Item 1   Financial Statements

Enercorp, Inc.

Statements of Net Assets

	December 31, 2005 (Unaudited)	June 30, 2005
Assets
Investments, at fair value, cost of $782,282 at December 31, 2005 and June 30, 2005 (see schedules of investments)	$ 431,918	$ 470,584
Cash	202	- -
Prepaid Insurance	2,503	- -
Total Assets	434,623	470,584

Liabilities

Current Liabilities
Notes payable	355,000	355,000
Notes payable – related party	49,500	24,000
Accounts payable and accrued liabilities	13,407	12,999
Accrued management fees-related party	37,500	22,500
Interest payable	33,969	21,413
Total Liabilities	489,376	435,912

Net Assets	(54,753)	34,672

Analysis of Net Assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at December 31, 2005 and June 30, 2005.	1,888,251	1,888,251
Accumulated undistributed loss	(1,943,004)	(1,853,579)
Net Assets (equivalent to $(0.08) and $0.05 per share based on 695,897 shares of capital stock outstanding)	$ (54,753)	$ 34,672

See accompanying notes to financial statements

Enercorp, Inc.

Schedule of Investments at December 31, 2005 (Unaudited)

		Expiration			Share
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value before discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software development			1,751	$ 0.006	$ -	$ 11	$ -	$ 11
				9,500,000	0.006	101,650	57,000	(17,100)	39,900
Ajay Sports Inc.	Franchisor of Retail Golf Stores			94,118	0.035	191,907	3,294	-	3,294
				16,667	0.035	37,500	583	-	583
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.085	10,000	85	-	85
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.439	252,000	431,700	(215,850)	215,850
	Subtotal					780,782	707,872	(275,990)	431,882
Warrants and stock Options – Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000	-	-	-	-	-
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.120	1,500	36	-	36

	Total All Companies					$ 782,282	$ 707,908	$(275,990)	$ 431,918

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc.

Schedule of Investments at June 30, 2005

		Expiration			Share
Affiliated Companies	Description of Business	Date	Restrictions	No of Shares	Price	Cost/Equity	Value before discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software development			1,751	$ 0.009	$ -	$ 16	$ -	$ 16
				9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Golf & Casual Furniture			94,118	0.040	191,907	3,765	-	3,765
				16,667	0.040	37,500	667	-	667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.097	10,000	97	-	97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30	-	30

	Total All Companies					$ 782,282	$ 773,274	$(302,690)	$ 470,584

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc.
Unaudited Statements of Changes in Net Assets

	For the six-months ended December 31, 2005	For the six-months ended December 31, 2004

Increase (decrease) in net assets from operations:
Net investment loss	$(50,760)	$(95,154)
Net realized loss from investments	-	(380,194)
Unrealized appreciation (depreciation) on investments	(38,665)	77,138
Net decrease in net assets resulting from operations	(89,425)	(398,210)
Net assets:
Beginning of the period	34,672	613,072
End of period	$(54,753)	$214,862

See accompanying notes to financial statements

Enercorp, Inc.

Unaudited Statements of Operations

	Three-months ended December 31,		Six-months ended December 31,
	2005	2004	2005	2004
Investment income
Miscellaneous income	$ -	$ -	$ 4,448	$ -

Expenses
Legal, accounting and other professional fees	21,930	32,223	26,269	54,072
Management fees -related	7,500	7,500	15,000	25,000
Interest expense -related	608	-	1,087	-
Interest expense	5,735	9,536	11,469	9,536
Travel expense	-	2,853	-	3,285
Other general and administrative expenses	1,039	1,050	1,383	3,261
Total expenses	36,812	53,162	55,208	95,154
Investment loss before income tax expense	(36,812)	(53,162)	(50,760)	(95,154)
Income tax expense	-	-	-	-
Net investment loss	(36,812)	(53,162)	(50,760)	(95,154)

Realized and unrealized gain (loss) from investments
Realized loss from investments	-	(380,194)	-	(380,194)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(2,492)	168,964	(38,665)	77,138
Income tax expense	-	-	-	-
Net realized and unrealized loss from investments	(2,492)	(211,230)	(38,665)	(303,056)
Net decrease in net assets resulting from operations	(39,304)	(264,392)	(89,425)	(398,210)
Decrease in net assets per share	$ (0.056)	$ (0.380)	$ (0.129)	$ (0.572)

See accompanying notes to financial statements

Enercorp, Inc.

Unaudited Statements of Cash Flows

	Six-months ended December 31, 2005	Six-months ended December 31, 2004
Cash flows from operating activities:
Net decrease in net assets from operations	$ (89,424)	$ (398,210)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:
Sale of investments	-	50,000
Loss on sale of investments	-	380,194
Unrealized (gain) loss on investments	38,665	(77,138)
Increase in other assets	(2,503)	(993)
Increase (decrease) in accounts payable
and accrued expenses	27,964	(213,917)
Total adjustments	64,126	138,146
Net cash used in operating activities	(25,298)	(260,064)
Cash flows from financing activities
Proceeds from notes payable	25,500	325,000
Payments of notes payable	-	(54,950)
Net cash provided by financing activities	25,500	270,050
Increase in cash	202	9,986
Cash, beginning of period	-	417
Cash, end of period	$ 202	$ 10,403

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

Enercorp borrowed $21,500 from First Equity Corporation and $4,000 from Quorum Capital, Inc. during the six-month period ended December 31, 2005. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. First Equity and Quorum Capital share the same office space with Enercorp.

Note 4:  Liabilities

The following schedule represents the Company’s liabilities as of December 31, 2005 and June 30, 2005:

	December 31, 2005	June 30, 2005
Notes Payable
Notes Payable-Current Notes	325,000	325,000
Note payable Wen Group	30,000	30,000
	355,000	355,000
Notes Payable – Related Party
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

During the six-month period ending December 31, 2005 the investments’ value decreased by $38,665. This change is mainly due to the decrease in trading value of CPVD stock, which closed at $0.006 per share at December 31, 2005.  The total fair value of CPVD common stock was $39,911 at December 31, 2005. Also, the fair value of the ProGolf.com investment slightly decreased from $1.56 per share at June 30, 2005 to $1.439 per share at December 31, 2005. The total fair value of the ProGolf.com investment was $215,850 and $234,000 at December 31, 2005 and June 30, 2005, respectively.

Current liabilities increased by $53,464, and net assets decreased by $89,425 during the six-month period ended December 31, 2005.

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

Item 2.  Management’s Discussions and Analysis (Continued)

Results of Operations
Three-months ended December 31, 2005 compared to three-months ended December 31, 2004.

The Company recorded a loss of $380,194 from the sale of some marketable securities during December 2004. There were no stock transactions during the three-months ended December 31, 2005.

Professional expenses were $21,930 and $32,223 for the quarters ended December 31, 2005 and 2004, respectively.  The decrease is mainly due to a decrease in legal fees.

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

Net increase (decrease) in unrealized appreciation (depreciation) on investments was $(2,492) and $168,964 for the quarters ended December 31, 2005 and 2004, respectively. This change is mainly due to the sale of some marketable securities in December 2004, and the fluctuations in fair value of the Company’s investments in CPVD and ProGolf.com.

Results of Operations
Six-months ended December 31, 2005 compared to six-months ended December 31, 2004.

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

The Company recorded $3,285 in travel expenses for the six-months ended December 31, 2005, which was related to the legal case filed in Denver, Colorado.  No travel expense was incurred during this current six-month period.

Other general and administrative expenses were $1,383 and $3,261 for the six-months ended December 31, 2005 and 2004, respectively.  Other general and administrative expenses include telephone, postage, and other miscellaneous expenses.  Expenses for the 2004 six-month period were mainly due to shipping and mailing costs incurred in relation with the two annual meetings of shareholders.

The net increase (decrease) in unrealized appreciation (deprecation) on investments was $(38,665) and $77,138 for the six-months ended December 31, 2005 and 2004, respectively.  This change is mainly due to the sale of some marketable securities in December 2004, and the fluctuations in fair value of the Company’s investments in CPVD and ProGolf.com.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2005 10-K/A Report.

Item 4.   Controls and Procedures.

Evaluation of Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005, and each has concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

 SECTION 302 CERTIFICATION OF PRESIDENT& COO

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

1.

the Company’s Report on Form 10-Q/A for the period ended December 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Annual Report on Form 10-Q/A for the period ended December 31, 2005, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006

/s/Majlinda Xhuti.

Chief Financial Officer