Form 10-Q/A
period 2006-03-31
ENERCORP INC
filed 2006-12-07
CIK 313116

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

•

The number of shares outstanding of the registrant’s common stock as of December 7, 2006 was 695,897.

•

Explanatory Note

The Company is filing this amended Form 10-Q/A to make the following changes to its March 31, 2006 Form 10-Q .

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

PART I

Item 1   Financial Statements

Enercorp, Inc.

Statements of Net Assets

	March 31, 2006 (Unaudited)	June 30, 2005
Assets
Investments, at fair value, cost of $782,282 at March 31, 2006 and June 30, 2005 (see the investments schedules)	$ 409,874	$ 470,584
Cash	887	- -
Prepaid Insurance	1,618	- -
Total Assets	412,379	470,584

Liabilities

Current Liabilities
Notes payable	355,000	355,000
Notes payable – related party	51,636	24,000
Accounts payable and accrued liabilities	15,727	12,999
Accrued management fees-related party	45,000	22,500
Interest payable	40,455	21,413
Total Liabilities	507,818	435,912

Net Assets	(95,439)	34,672
Analysis of Net Assets
Common stock, no par value: 10,000,000 shares authorized, 695,897
shares issued and outstanding at March 31, 2006 and June 30, 2005.	1,888,251	1,888,251
Accumulated undistributed loss	(1,983,690)	(1,853,579)
Net assets (equivalent to $(0.14) and $0.05 per share based on 695,897 shares of capital stock outstanding)	$ (95,439)	$ 34,672

See accompanying notes to financial statements

Enercorp, Inc.

Schedule of Investments at March 31, 2006 (Unaudited)

Affiliated Companies	Description of Business	ExpirationDate	Restrictions	No of Shares	Price per share	Cost/Equity	Value before discount	Discount	Fair value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software distribution &			1,751	$ 0.004	$ -	$ 7	$ -	$ 7
	Patent Technology			9,500,000	0.004	101,650	38,000	(11,400)	26,600
Ajay Sports Inc.	Franchisor of Retail Golf Stores			94,118	0.040	191,907	3,765	-	3,765
				16,667	0.040	37,500	667	-	667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.097	10,000	97	-	97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.377	252,000	413,100	(206,550)	206,550
	Subtotal					780,782	670,835	(260,990)	409,845
Warrants and stock Options – Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000	-	-	-	-	-
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.098	1,500	29	-	29

	Total All Companies					$ 782,282	$ 670,864	$(260,990)	$ 409,874

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc.

Schedule of Investments at June 30, 2005

Affiliated Companies	Description of Business	Expiration Date	Restrictions	No of Shares	Price per share	Cost/Equity	Value before discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software distribution &			1,751	$ 0.009	$ -	$ 16	$ -	$ 16
	Patent Technology			9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Franchisor of Retail Golf Stores			94,118	0.040	191,907	3,765	-	3,765
				16,667	0.040	37,500	667	-	667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.097	10,000	97	-	97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equip		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of sensors &	03/12/08	b	50,000	-	-	-	-	-
	control systems
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic test kits			300	0.100	1,500	30	-	30

	Total All Companies					$ 782,282	$ 773,274	$(302,690)	$ 470,584

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc.
Unaudited Statements of Changes in Net Assets

	Nine-months ended March 31,
	2006	2005

Increase (decrease) in net assets from operations:
Net investment loss	$(69,402)	$(126,485)
Net realized loss from investments	-	(380,194)
Unrealized appreciation (depreciation) on investments	(60,709)	2,811
Net decrease in net assets resulting from operations	(130,111)	(503,868)
Net assets:
Beginning of the period	34,672	613,072
End of period	$(95,439)	$109,204

See accompanying notes to financial statements

Enercorp, Inc.

Unaudited Statements of Operations

	Three-months ended March 31,		Nine-months ended March 31,
	2006	2005	2006	2005
Investment income
Miscellaneous income	$ 917	$ -	$ 5,365	$ -

Expenses
Legal, accounting and other professional fees	4,605	15,004	30,874	69,075
Management fees -related	7,500	7,500	22,500	32,500
Interest expense -related	878	-	1,965	-
Interest expense	5,609	5,610	17,078	15,146
Travel expense	-	-	-	3,285
Other general and administrative expenses	967	3,218	2,350	6,479
Total expenses	19,559	31,332	74,767	126,485
Investment loss before income tax expense	(18,642)	(31,332)	(69,402)	(126,485)
Income tax expense	-	-	-	-
Net investment loss	(18,642)	(31,332)	(69,402)	(126,485)

Realized and unrealized gain (loss) from investments
Realized loss on investments	-	-	-	(380,194)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(22,044)	(74,327)	(60,709)	2,811
Income tax expense	-	-	-	-
Net realized and unrealized loss from investments	(22,044)	(74,327)	(60,709)	(377,383)
Net decrease in net assets resulting from operations	(40,686)	(105,659)	(130,111)	(503,868)
Decrease in net assets per share	$ (0.058)	$ (0.152)	$ (0.187)	$ (0.724)

See accompanying notes to financial statements

Enercorp, Inc.

Unaudited Statements of Cash Flows

	Nine-months ended March 31, 2006	Nine-months ended March 31, 2005
Operating activities:
Net decrease in net assets from operations	$ (130,111)	$ (503,868)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:
Sale of investments	-	50,000
Loss on sale of investments	-	380,194
Unrealized loss (gain) loss on investments	60,709	(2,811)
Increase in other assets	(1,618)	(248)
Increase (decrease) in accounts payable
and accrued expenses	44,271	(193,132)
Total adjustments	103,362	234,003
Net cash used in operating activities	(26,749)	(269,865)
Financing activities
Proceeds from notes payable	27,636	325,000
Payments of notes payable	-	(54,950)
Net cash provided by financing activities	27,636	270,050
Net increase in cash	887	185
Cash, beginning of period	-	417
Cash, end of period	$ 887	$ 602

See accompanying notes to financial statements

Enercorp, Inc

Notes to the Financial Statements

Note 1:  Financial Statements.

The financial data presented herein is unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Enercorp, Inc. Results of interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K/A for the year ended June 30, 2005. For purposes of this report, "Enercorp", the "Company", "we", "our", "us" or similar references mean Enercorp, Inc., unless the context requires otherwise. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Note 4:  Liabilities

The following schedule represents the Company’s liabilities as of March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005
Notes Payable
Notes Payable-Current Notes	325,000	325,000
Note Payable-Wen Group	30,000	30,000
	355,000	355,000
Notes Payable - Related Party
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

During the nine-month period ending March 31, 2006, the investments’ value decreased by $60,709. This change is mainly due to the decrease in trading value of investments in CPVD and Ajay.  At March 31, 2006, the total fair value of investment in CPVD common stock was $26,607 whereas the total value of investment in Ajay was $4,529. The ProGolf.com investment decreased slightly from $1.56 per share at June 30, 2005 to $1.377 per share at March 31, 2006. The total fair value of the ProGolf.com investment was $206,550 and $234,000 at March 31, 2006 and June 30, 2005, respectively.

Current liabilities increased by $71,906, and net assets decreased by $130,111 during the nine-month period ended March 31, 2006.

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

Item 2.  Management’s Discussions and Analysis (Continued)

Results of Operations
Three-months ended March 31, 2006 compared to three-months ended March 31, 2005.

The Company had a net investment loss of $18,642 for the three-month period ended March 31, 2006 as compared to a net investment loss of $31,332 for the three-month period ended March 31, 2005.  The decrease in investment losses for the three-month period ended March 31, 2006 is mainly due to the decrease in professional fees, including legal expenses.

Professional expenses were $4,605 and $15,004 for the three-month period ended March 31, 2006, and 2005, respectively.  The decrease is mainly due to a decrease in legal fees. Also, other general and administrative expense decreased from $3,218 for the three-month period ended March 31, 2005 to $967 for the three-month period ended March 31, 2006. This change was mainly due to shareholders meeting expenses incurred in early 2005.

The Company had a $22,044 and $74,327 decrease in unrealized appreciation (deprecation) on investments for the three-month period ended March 31, 2006 and 2005, respectively. The change is mainly due to the decrease in the fair value of the CPVD and Ajay investments during these periods.

The Company had a $0.058 and $0.152 decrease in net assets per share for the three-month period ended March 31, 2006 and 2005, respectively. The change is mainly due to the decrease in unrealized losses on investments for this period, and the decrease in legal expenses.

Results of Operations
Nine-months ended March 31, 2006 compared to nine-months ended March 31, 2005.

The Company had a net investment loss from of $69,402 for the nine-month period ended March 31, 2006 as compared to a net investment loss of $126,485 for the nine-month period ended March 31, 2005, which was mainly due to the decrease in professional fees, including legal expenses.

Professional expenses were $30,874 and $69,075 for the nine-month period ended March 31, 2006, and 2005, respectively.  The decrease is mainly due to a decrease in legal fees. Also, other general and administrative expenses were $2,350 for the nine-months ended March 31, 2005, a decrease of $4,129 from the same period last year.  This was mainly due to shareholder meeting expenses incurred in early 2005.

For the nine-month period ended March 31, 2006, net increase (decrease) in unrealized appreciation (depreciation) on investments were $(60,709) compared to $2,811 for the same period last year. The change is mainly due to the decrease in the fair value of investments in CPVD and Ajay during the nine-months ended March 31, 2006.

Net assets per share decreased by $0.187 and $0.724 for the nine-months ended March 31, 2006, and 2005, respectively.  This improvement is mainly due to the fact that securities were sold at a loss during the nine-months ended March 31, 2005.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2005 10-K/A Report.

Item 4.   Controls and Procedures.

Evaluation of Controls and Procedures

The Company’s Chief Excecutive Officer and Chief Financial Officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006, and each has concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

Date: December 7, 2006

/s/ Majlinda Xhuti
Chief Financial Officer

SECTION 906 CERTIFICATION OF PRESIDENT& COO

      I, Brett Homovec, Chief Operating Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Report on Form 10-Q/A for the period ended March 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Annual Report on Form 10-Q/A for the period ended March 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 7, 2006

/s/Majlinda Xhuti.

Chief Financial Officer