Form 10-K
period 2006-06-30
ENERCORP INC
filed 2008-06-27
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

--------           SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “ACT”)

FOR THE FISCAL YEAR ENDED: JUNE 30, 2006

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

                                                               23399 Commerce Dr, Suite B-1

Farmington Hills, Michigan                                      48335

(Address of principal executive offices)             (Zip Code)

Company's telephone number, including area code: (248) 994-0099

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:              Yes   X        No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    X

As of June 26, 2008, there were 695,897 shares of common stock issued and outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Company) held by non-affiliates was approximately 12,000.

F-#

Enercorp, Inc.

Form 10-K Filing for the Year Ended June 30, 2006

INDEX

PAGE

PART I

Item 1.    Business

3

Item 2.    Properties

10

Item 3.    Legal Proceedings

10

Item 4.    Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.   Market for Company's Common Equity and Related

              Stockholder Matters

11

Item 6.  Selected Financial Data

12

Item 7.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations

13

Item 8.  Financial Statements and Supplementary Data

15

Item 9.  Changes in and Disagreements with Accountants on

              Accounting and Financial Disclosure

15

Item 9a.Controls and Procedures

15

Item 9b.Other Information

16

PART III

Item 10.   Directors and Executive Officers of the Company

17

Item 11.   Executive Compensation

20

Item 12.   Security Ownership of Certain Beneficial Owners

                and Management

21

Item 13.   Certain Relationships and Related Transactions

21

Item 14.   Principal Accounting Fees and Services

22

PART IV

Item 15.   Exhibits, Financial Statement Schedules and

                Reports on Form 8-K

23

SIGNATURES

24

F-#

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2007, which runs from July 1, 2006 to June 30, 2007.

PART I

Item 1. Business

Enercorp, Inc. (the "Company" or "Company") is a closed-end, non-diversified Investment Company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Company was incorporated under the laws of the State of Colorado on June 30, 1978.  The Company elected to become a business development company under the Investment Company Act on June 30, 1982.  A business development company is a type of investment company that generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offers significant managerial assistance to such companies.  The Company presently has one investee company to which it provides management assistance.  Business development companies are not subject to the full extent of regulation under the Investment Company Act of 1940, as amended.  The Company is primarily engaged in the business of investing in, and providing managerial assistance to developing companies, which, in its opinion, have significant potential for growth.  The Company's investment objective is to achieve long-term capital appreciation, rather than current income, on its investments. Currently, the Company's investment activity is limited by its working capital.  There is no assurance that the Company's objective will be achieved.

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

The Company has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire.  The Company has in the past, and may continue in the future to invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2006, and the Company does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

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

The Cost Method values an investment based on its original cost to the Company, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Company.  While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee’s development and is often not directly tied to objective measurements.  All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment warrant a change to another method.  Some examples of such events are: (1) a significant recapitalization; (2) a significant refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

The Appraisal Method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's securities and it is no longer appropriate to use the cost method.  Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies.  Major discounts, usually 50%, are taken when private companies are appraised by comparing a private company to similar public companies.  Liquidation value may be used when an investee company is performing substantially below plan and its continuation as an operating entity is in doubt.  Under the appraisal method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure are carefully considered.

An appraisal method value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or to sell, and both have reasonable knowledge of all the relevant facts.  In the case of start-up companies where all assets may consist of only one or more of the following:  (1) a marketing plan, (2) management or (3) a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the ownership in the particular company.  Valuations under the appraisal method are considered to be more subjective than the cost, public market or private market methods.

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

Compusonics Video (“CPVD”) is in the business of marketing and distribution of several engineering software products. Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

On October 6, 2006 three of the largest investees of the Company, Ajay Sports, Pro Golf International and ProGolf.com received an adverse verdict from an Oakland County jury on a wrongful discharge case brought by a former employee of such investees.

On December 26, 2006, the Company’s investee company, Ajay Sports Inc. and its subsidiaries filed for Chapter 11 Reorganization under the Federal Bankruptcy code.  As a result of the Chapter 11 and subsequently Chapter 7 filings of bankruptcy code of its investee companies, including Ajay Sports, Inc., Pro Golf International, Inc. and ProGolf.com, the Company believes the valuation of these investee companies has been materially impaired.  Therefore, such investments in these investees were written off as of June 30, 2006.

The Company conducted a review and reconciliation of Transfer Agent records with the Company’s investee portfolio account and identified 16,666 shares of Williams Controls, Inc. in the Company’s name.  The shares of Williams Controls, Inc. had been held as collateral by Comerica Bank for a loan that the Company had paid-in-full in March 2001.  The Company requested and received the 16,666 shares of Williams Controls, Inc. and on June 4, 2007 the shares were deemed freely-tradable.

The Company included the shares in its portfolio account as of June 30, 2006.  The Company sold its shares of common stock in Williams Controls, Inc. for working capital purposes.  As of the date of this report, the Company has sold its entire position in Williams Controls.  The shares were sold in open market transactions through an unaffiliated broker.  Upon settlement of the trades, the Company received total net proceeds of approximately $280,303.  The proceeds have been used to make payments on current and past due liabilities and other debt obligations.

Management of the Company devoted time and resources to providing significant managerial assistance to its investees in varying degrees, during the fiscal year ended June 30, 2006. The Company received no compensation for such contribution.

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

Competition

The Company is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than the Company and have significantly larger net worth, financial and personnel resources than Company.  In addition, the Company competes with companies and individuals engaged in the business of providing management consulting services.

Employees

As of June 30, 2006 the Company has one employee, Brett Homovec, President and COO.  He is employed through an employment agreement starting June 30, 2006 and lasting five years.  The agreement calls for a base salary of $125,000 with incentive bonuses based on criteria to be set by the Compensation Committee.  Either the employee or employer may terminate his employment with approval from the Board of Directors.  Mr. Homovec resigned from the positions of President and COO effective August 14, 2007.  Mrs. Majlinda Xhuti was elected by the Board of directors in the positions of CEO and CFO, replacing Mr. Homovec.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded on the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 30, 2003 through June 30, 2006, are as set forth below.  The "OTC" electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

                                                   HIGH BID  LOW BID

Fiscal 2004– Quarters Ended:
September 30, 2003	$0.38	$0.38
December 31, 2003	$0.42	$0.35
March 31, 2004	$0.90	$0.20
June 30, 2004	$0.30	$0.20

Fiscal 2005– Quarters Ended:
September 30, 2004	$0.30	$0.30
December 31, 2004	$0.30	$0.30
March 31, 2005	$0.33	$0.30
June 30, 2005	$0.30	$0.30
Fiscal 2006– Quarters Ended:
September 30, 2005	$0.30	$0.30
December 31, 2005	$0.30	$0.30
March 31, 2006	$0.30	$0.30
June 30, 2006	$0.30	$0.30

Holders

The approximate number of record holders of the Company's common stock as of June 30, 2006 was approximately 1,332. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

Dividends

The Company has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Item 6. Selected Financial Data

	2006	2005	2004	2003	2002
Working capital	$ (370,515)	$ 34,672	$ 613,071	$ 640,272	$ 954,562
Cash	1,100	-	417	618	1,123
Total investments	207,008	470,584	946,164	900,644	1,045,842
Total assets	208,841	470,584	946,581	901,262	1,046,965
Total liabilities	579,356	435,912	333,509	260,989	92,403
Net assets	(370,515)	34,672	613,071	640,272	954,562
Income	42,962	1,311	992	1,310	4,455
Legal, accounting and other professional fees	36,173	63,876	12,417	16,336	7,392
Management and consulting fees	120,000	54,000	30,000	30,000	30,000
Officer wages	-	-	25,000	120,000	-
Interest expense	25,706	21,413	5,001	3,355	1,612
Total other gen'l & admin. expenses	2,694	6,057	1,294	712	3,543
Investment loss before income taxes	(141,611)	(152,820)	(72,720)	(169,093)	(38,092)
Income taxes	-	-	-	-	-
Realized loss on investments	(773,182)	(380,194)	(19,161)	-	-
Net increase (decrease) in unrealized appreciation (depreciation) on investments	509,606	(45,385)	64,681	(145,199)	61,798
Net increase (decrease) in net assets resulting from operations	(405,187)	(578,399)	(27,200)	(314,292)	23,706
Income (loss) per common share	$ (0.58)	$ (0.83)	$ (0.04)	$ (0.45)	$ 0.03

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of any success in any of such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of June 30, 2006.

Total assets at the fiscal year end June 30, 2006 amount to $208,841. Net assets as of June 30, 2006 were $(370,515). For the years ended June 30, 2006, 2005 and 2004, the Company's cash flow was dependent primarily upon the certain loans made to the Company by related parties.

The Company's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities, when, and to the extent, the Board of Directors decides such sales are appropriate or necessary.

Contractual Obligations

	June 30, 2006	Due Date
Name	Principal	< 1 year	> 1 year

Non-Related Party Investors	$325,000	$325,000	$ -
Related Party Investors:
Quorum Capital	14,000	14,000	-
First Equity	23,636	23,636	-
TICO	14,000	14,000	-
Brett Homovec	90,000	90,000	-

Total	$466,636	$466,636	$ -

Material Changes in Financial Condition

On June 30, 2006 the total fair value of investments was $207,008 compared to $470,584 on June 30, 2005. The decrease is mainly due to the write off of the investments in investees that filed for bankruptcy in December 2006 and a decrease in the fair market value of CPVD common stock.

Liabilities increased by $143,444 during fiscal year 2006.

The increase in liabilities for 2006 is mainly due to the increase of notes payable to related parties, interest payable, and management fees payable.

During fiscal 2006, the Company wrote off the note payable to Wen Group. This note had a face value of $30,000. The $325,000 notes payable rising from the conversion of preferred stock to secured debt are short term notes, however, the creditors related to these notes have not demanded any payments on either the notes, or the interest accrued on the notes. These investors are willing to extend the terms of the notes, or convert the notes to equity.

The Company’s current plan is to bring in other investors, borrow funds secured by collateral or sell a portion of its security holdings.

Results of Operations

Fiscal year 2006 compared to fiscal year 2005

The Company recorded $42,962 in investment income for fiscal year 2006, compared to $1,311 of investment income recorded in 2005. The change is mainly due to the income from the sales of some travel incentives to third parties and the write off of some liabilities.

The net investment loss for fiscal year 2006 was $141,611, compared to a net investment loss of $152,820 in fiscal year 2005.

Legal, accounting and other professional fees were $36,173 and $77,876 for the fiscal years 2006 and 2005, respectively.  The decrease for 2006 is related to legal fees.  Management and consulting fees increased to $120,000 in 2006, compared to $54,000 in 2005. This is due to the engagement of a consultant by the Company during 2006 to assist in several projects.  The realized loss on investments for the fiscal year 2006 was $773,182 compared to $380,194 for the fiscal year 2005.

The net increase (decrease) in unrealized appreciation (depreciation) on investments increased from $(45,385) during fiscal year 2005 to $509,606 during fiscal year 2006. This was due to same factors as described in the first paragraph under “Material Changes in Financial Condition.”

Fiscal year 2005 compared to fiscal year 2004

The Company had income of $1,311, and $992 for the fiscal years ended June 30, 2005, and 2004, respectively, as a result of some refunds, and the write off of some accounts payable.

The Company’s net investment loss for fiscal year 2005 was $152,820 compared to $72,720 of net investment loss for fiscal year 2004.  The increase in net investment loss for fiscal year 2005 is mainly due to the increase in legal and professional fees caused by the proxy contest in fiscal year 2005.

The Company recorded $77,876 and $12,417 in legal, accounting and other professional fees for fiscal years 2005 and 2004, respectively. Management and consulting fees for fiscal year 2005 were $54,000 compared to $30,000 for fiscal year 2004. The increase in management fees was due to new management assistance needed during the proxy contest, which was the main cause for the increase in other operating expense, such as travel, contingency, and other general and administrative expenses. During fiscal year 2005, the Company spent $3,285 in travel, $5,500 in settlement contingency, and $6,057 in other general and administrative expenses, compared to $0, $0, and $1,294 of respective expenses incurred during fiscal year 2004.

The realized loss on investments for the fiscal year 2005 was $380,194 compared to $19,161 for the fiscal year 2004.

The net increase (decrease) in unrealized appreciation (depreciation) on investments was $(45,385) during fiscal year 2005, compared to $64,681 recorded during fiscal year 2004. The decrease is mainly due to decrease in fair market value of CPVD common stock, which traded at $0.009 and $0.052, respectively on June 30, 2005 and 2004. Also, the other investments in PGI and PG.com slightly decreased, affecting total portfolio value. Another cause for the decrease in total portfolio value is the sale of some investments in December 2004, totaling a fair value amount of $41,000.

Item 8.    Financial Statements and Supplementary Data

Financial statements and supporting schedules reporting supplementary financial information is attached hereto, made a part hereof, and are listed in Item 15 of Part IV of this Form 10-K.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure

Not applicable.

Item 9a.   Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2006. Based on that evaluation, our current CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

In connection with its audit of the Company’s consolidated financial statements as of and for the year ended June 30, 2006 and 2005, the Company’s auditor advised the Company’s management and its Board of Directors that it had identified significant deficiencies which were designated as “reportable conditions” and collectively constitute a material weakness in the Company’s internal controls over financial reporting. Areas requiring improvement include (1) accounting for investments in accordance with FASB Statement No. 115 and EITF 03-01 as it relates to the decrease in fair market value of investments below cost, (2) compliance with or development of method for valuing investments, (3) recordkeeping and evaluation of deferred tax assets and liabilities and analysis of valuation allowance against net deferred tax assets, and (4) preparation of financial statements and footnotes. In addition, in the past the Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2006 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management is in the process of correcting the above deficiencies by taking the following steps:

Management is working on filing with the SEC all of the Company’s past due filings.  Expected improvement of cash flow will ensure that the audits and reviews be completed on a timely basis, in order for management to file the reports by the due dates imposed by the SEC rules.

Management will review in advance all the material journal entries, conducting the necessary research in accounting and SEC rules, and consulting with the auditors in advance about specific transactions and journal entries which are considered to have a material impact in the financial statements of the Company.

Item 9b.   Other information

None

PART III

Item 10.   Directors and Executive Officers of the Company

Directors and Executive Officers, serving the Company as of the date of this report, are identified as follows:

Name	Position with the Company	Age	Commencement Date
Brett Homovec	Director	47	06/30/2006
Salvatore M. Parlatore	Director	35	10/16/2002
Majlinda Xhuti	Director, CEO & CFO	32	05/29/2008
Eugene Nowak	Director	69	05/29/2008
Richard Foisy	Director	57	05/29/2008

There were no arrangements or understandings between or among any of the above Officers and Directors pursuant to which any one of such persons was elected to any such office or position.  All Directors were elected at the last Annual Meeting of the Company Shareholders to serve the Company until their successors are duly elected and qualified.

Effective June 30, 2006, the Board of Directors of the Company elected Brett A. Homovec to the position of President, Chief Operating Officer (COO), and Director, replacing Jeffrey Rautio as President, COO and Director.  Mr. Rautio’s decision to resign from his duties was voluntary.  The Board of Directors accepted Mr. Rautio’s resignation upon Mr. Homovec’s acceptance of the position.  Mr. Homovec was employed through an employment agreement starting June 30, 2006 and lasting five years.  The agreement called for a base salary of $125,000 with incentive bonuses based on criteria to be set by the Compensation Committee.  Either the employee or employer was able to terminate his employment with approval from the Board of Directors.

Mr. Homovec resigned from his positions as President and COO effective August 14, 2007. He remains on the Board of Directors.

On January 11, 2008, Chairman of the Board of Directors Mr. James Sargent passed away at his home in Virginia.  He was 94 years old.  He served Enercorp since September 2003.  Mr. Sargent was sworn in as the Regional Administrator of the New York office of the United States Securities and Exchange Commission where he served until June 1956 when he was sworn in as a Commissioner of the United States Securities and Exchange Commission, an appointment by President Eisenhower, with the advice and consent of the US Senate.  Following his service with the SEC, Mr. Sargent returned to New York City, where he became a partner in firms specializing in securities law.  He remained a partner of Whitman & Ransom until November 1995.  He then became counsel to Opton Handler Gottlieb Feiler and Katz until March 1997.  Mr. Sargent continued to practice law until a few months before his death.  His services to the Company are greatly appreciated by Enercorp.

On May 29, 2008 the Board elected three new directors:  Mr. Eugene Nowak, Esq, Mr. Richard Foisy, CPA and Mrs. Majlinda Xhuti who also serves in the position of the CEO and CFO. She was elected to serve in these positions until a replacement is duly elected and qualified. Both Mr. Foisy and Mr. Nowak are deemed to be disinterested directors.

Significant Employees

The only employee as of June 30, 2006 was Mr. Brett Homovec.  He was not paid any salary in fiscal 2006.  Mr. Homovec was elected in the positions of COO and president effective June 30, 2006. He subsequently resigned from both of these positions on August 14, 2007.

Business Experience

Salvatore M. Parlatore was co-founder, Director of Operations and Director of Strategy, from 1997 – 2001 for Nexiv, Inc., a “startup” website, hosting and Internet services company. From 1997-1999, he was Senior Project Manager with Webstyles, LLC.   Earlier he was retained or employed by Gettys Group, Inc. 1996-1997 as a management consultant, where he specialized in commercial real estate evaluations and renovations nationally, particularly hotel projects.  A summer 2002 internship at Whirlpool provided experience as an Associate Brand Manager. A native of Southampton, Long Island, Mr. Parlatore attended Brentwood College School, Vancouver Island, Canada then later earned a BS in Business Administration in 1996 at Cornell U., Ithaca - NY.   He earned an MBA degree in May 2003 majoring in marketing and information technology at the University of Illinois, Urbana-Champaign.

Brett Homovec served as a consultant and authorized representative of Enercorp, responsible for originating investment opportunities, providing on-going assistance and advice to investee companies, including corporate finance transactions, strategic acquisitions and divestitures.  Prior to Enercorp, Mr. Homovec served for ten years as a Principal and Manager to a group of privately-owned luxury automotive retail centers based in Michigan.  He also served as a Vice President of Corporate Development with Sterling Optical Corporation, then the nation’s fourth largest optical retailer, responsible for business development and franchising activities.

Mr. Homovec gained his Corporate Finance/Mergers and Acquisitions experience as a Vice President in the Investment Banking Group for Rodman & Renshaw Inc. in New York and Chicago, where he advised business owners, corporate clients and financial buyers on business valuations, M&A and private placements.  He also served as a Senior Associate in the Dean Witter Reynolds Corporate Finance Group and as an audit professional for Touche Ross & Co. in New York.  Mr. Homovec graduated from Dartmouth College in 1982 and received his MBA in Finance from New York University - Stern School of Business.

Mr. Homovec had a five year employment agreement effective June 30, 2006.  The terms of the agreement were approved by the independent Board of Directors.  Mr. Homovec resigned from his positions as President and COO effective August 14, 2007. He remains on the Board of Directors.

Majlinda Xhuti was elected in the Board of Directors on May 29, 2008.  She serves in the position of Chief Executive Officer and Chief Financial Officer for the Company and its affiliates, including LBO Capital Corp and CompuSonics Video Corporation.  Mrs. Xhuti has extensive corporate financial and accounting experience in small public companies registered with the SEC.  She holds a Masters Degree in Professional Accountancy from Walsh College, Troy, Michigan.  Mrs. Xhuti has served the Company since October 2002.

Richard Foisy, CPA, CIA – Mr. Foisy joined the Board of Directors on May 29, 2008. He is a proud University of Georgia Bulldog Alumni. He graduated from the University Summa Cum Laude in 1973 with a major in accounting.  Richard is a Certified Public Accountant (CPA) and a Certified Internal Auditor (CIA).  He served as an Operational and Supervisory Auditor for the Inspector General’s Office for both the State of Georgia and U.S. Treasury Department.  His tax and forensic accounting background was obtained while serving as an IRS Revenue Agent in the Atlanta metro area.  Mr. Foisy has served as Chief Financial Officer for both Domestic and International corporations seeking SEC stock registration.

Eugene Nowak, Esq – Mr. Nowak was elected as a director on May 29, 2008. He is a graduate of the University of Detroit School of Law, where he received is Juris Doctor degree in 1964.  Since that time, he has been in private law practice, specializing in commercial, corporate, and real estate transitions in the state of Michigan.

He has also served on various boards and committees for profit and non-profit organizations.  His experience and background have led him into the commercial real estate investment business also.

Involvement in Certain Legal Proceedings

None

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

Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended June 30, 2006, and written representations of the persons required to file said reports, the Company’s management concluded that some directors and executive officers did not file all the required reports on a timely basis. The Company is currently in the process of curing this deficiency.

F-#

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's Chief executive officer for the three years ending June 30, 2006, 2005 and 2004. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

                                                                 Annual Compensation (in dollars)                 Awards

                                                                                                                                    Securities

                                                                                                          Other Annual    Underlying

Name and Principal Position    Year          Salary          Bonus    Compensation  Stock Options

None*                                             2006               $0       -0-             -0-                        -0-

None                                              2005               $0       -0-             -0-                        -0-

Thomas W Itin,   President            2004      $25,000       -0-             -0-                        -0-

* Brett Homovec received consulting fees of $90,000 during the fiscal year 2006.  He was elected as President, COO and Director effective June 30, 2006.

Option/SAR Grant Table

No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2006.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

No stock options were exercised during the fiscal year ended June 30, 2006.

Compensation of Directors

The Company has an arrangement with its disinterested non-employee Directors to pay them a fee of $500 for each regular and non-scheduled Board of Directors meeting attended, either in person or by telephone.

F-#

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information as to each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's Directors and named Executive Officers, individually, and Executive Officers and Directors as a group, as of June 26, 2008.

	Amount and Nature
Name and Address of	of Beneficial
Beneficial Owner	Ownership Of Class	Percent

Vasant Chheda	50,000	7.20%
7 Highland Place
Great Neck, NY 11020

Charles Maginnis	60,000	8.60%
c/o Corporate Securities Group, Inc.	(1)
7600 Southland Blvd., Suite 101
Orlando, FL 32809

George Burmann	45,500	6.50%
c/o Corporate Securities Group, Inc.	(1)
7600 Southland Blvd., Suite 101
Orlando, FL 32809

(1)

Based upon information contained in the Schedule 13D and amendments thereto filed with the Securities and Exchange Commission.  It is unclear whether these individuals still hold more than 5% of the common stock, because there have been no subsequent filings on Forms 13D since 2004.

Item 13.    Certain Relationships and Related Transactions

CompuSonics Video Corporation (“CPVD”) is one of the largest investees of the Company.  Salvatore Parlatore, Director of the Company, is currently member of the Board of Directors of CPVD.

The Company owes $2,500 per month in Management fees to Acrodyne Corporation, a company in which the Company’s former President and Chairman, Thomas W. Itin, has an interest.

F-#

Item 14.   Principal Accounting Fees and Services

Fees billed for services performed by the independent registered public accounting firm, UHY, LLP and J.L. Stephan Co., PC, for the years ended June 30, 2006 and 2005, respectively are:

	2006	2005
Audit	18,000	5,500
Audit Related	13,162	2,082
Taxes	-	-
Other	-	-

F-#

PART IV

Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K

The following documents are filed as part of this report immediately following the signature page, or are incorporated herein by reference

(1) Financial Statements
Explanatory Note	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Statements of Net Assets as of June 30, 2006 and 2005	F-4
Schedules of Investments as of June 30, 2006 and 2005	F-5, F-6
Statements of Changes in Net Assets for each of the years in the three-year period ended June 30, 2006.	F-7
Statements of Operations for each of the years in the three-year period ended June 30, 2006	F-8
Statements of Cash Flows for each of the years in the three-year period ended June 30, 2006	F-9
Notes to Financial Statements	F-10 – F-18
(2) Certification pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F-19 – F-23
(3) Exhibits
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

By:  /s/ Majlinda Xhuti

           Majlinda Xhuti, CEO, & CFO

Date:   June 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities specified and on the dates indicated.

/s/ Brett Homovec, Director                                                                   Date: June 26, 2008

     Brett Homovec, Director

/s/ Salvatore M. Parlatore, Director                                                       Date: June 26, 2008

     Salvatore M. Parlatore, Director

/s/ Eugene Nowak, Director                                                                  Date: June 26, 2008

     Eugene Nowak, Director

/s/ Richard Foisy, Director                                                                    Date: June 26, 2008

     Richard Foisy, Director

/s/ Majlinda Xhuti, Director                                                                   Date: June 26, 2008

     Majlinda Xhuti, Director

Explanatory Note: Consent of Predecessor Auditor

This Annual Report on Form 10-K of Enercorp, Inc. has been filed without the consent of the predecessor independent auditors JL Stephan Co., PC, who audited the financial statements for the fiscal year ended June 30, 2004, and whose audit opinion is included in this Annual Report.  JL Stephan Co., PC declined to issue consent with respect to such filing due to, first, an outstanding complaint and then the judgment order filed with the State of Michigan regulatory agencies against one of our portfolio companies, Ajay Sports, Inc.  Neither JL Stephan Co., PC, nor Enercorp, Inc. is a party in this complaint.  However, it is the understanding of JL Stephan Co., PC that they should not provide any information or, sign documents on behalf of Ajay Sports, Inc, its affiliates, or Enercorp, Inc. until the satisfaction of the judgment order has occurred.

The Company’s management believes that the filing of this Annual Report without the predecessor independent auditor consent would not cause any material misstatements, because there have been no changes made to the 2004 financial data (audited by JL Stephan Co., PC), with the exception of some presentation and formatting changes.

F-#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Enercorp, Inc.

We have audited the accompanying statements of net assets and schedules of investments of Enercorp, Inc. as of June 30, 2006 and 2005, and the related statements of changes in net assets, operations, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

June 23, 2008

F-#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

of Enercorp, Inc.

We have audited the accompanying statement of changes in net assets, operations and cash flows of Enercorp, Inc., for the year ended June 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of June 30, 2004 by correspondence with the custodian and brokers.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Enercorp, Inc. for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/    J L Stephan Co., PC

J L Stephan Co., PC

Traverse City, Michigan

September 15, 2004

F-#

Enercorp, Inc.
Statements of Net Assets

ASSETS	June 30, 2006	June 30, 2005

Investments, at fair value, as determined by the Board of Directors, cost of $103,150 and $782,282 at June 30, 2006 and 2005, respectively (see schedules of investments)	$207,008	$470,584
Cash	1,100	-
Prepaid expense	733	-
Total Assets	208,841	470,584

LIABILITIES

Notes payable	325,000	355,000
Notes payable – related party	141,636	24,000
Accounts payable and accrued liabilities	13,102	12,999
Accrued management fees - related party	52,500	22,500
Interest payable – other	43,657	20,818
Interest payable – related party	3,461	595
Commitments and contingencies
Total Liabilities	579,356	435,912

NET ASSETS	(370,515)	34,672

ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized, 695,897 issued and outstanding at June 30, 2006 and 2005.	1,888,251	1,888,251
Preferred stock, no par value: 1,000,000 shares authorized, zero issued or outstanding	-	-
Accumulated undistributed loss	(2,456,674)	(1,541,881)
Net unrealized appreciation (depreciation) on investments	197,908	(311,698)
Net assets (equivalent to $(0.53) and $0.05 per common share based on 695,897 shares of capital stock outstanding)	$(370,515)	$34,672

                        See accompanying notes to financial statements

F-#

Enercorp, Inc.
Schedule of Investments as of June 30, 2006

			Share				Fair
Description of Business		No of Shares	Price	Cost/Equity	Value before discount	Discount	Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Computer Software Product &	1,751	$ 0.005	$ -	$ 9	$ (8)	$ 1
	Web Site Development	9,500,000	0.005	101,650	47,500	(42,180)	5,320

				101,650	47,509	(42,188)	5,321

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Williams Controls, Inc	Motor Vehicle Parts	16,666	12.100	-	201,659	-	201,659
Vitro Diagnostics	Diagnostic test kits	300	0.094	1,500	28	-	28

Total				$ 103,150	$ 249,196	$(42,188)	$ 207,008

See accompanying notes to financial statements

Enercorp, Inc.
Schedule of Investments as of June 30, 2005

		Expiration		No of	Share				Fair
Affiliated Companies	Description of Business	Date	Restrictions	shares	Price	Cost/Equity	Value before discount	Discount	Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Software Development			1,751	0.009	$ -	$ 16	$ -	$ 16
				9,500,000	0.009	101,650	85,500	(25,650)	59,850
Ajay Sports Inc.	Franchisor of Retail Golf Stores			94,118	0.040	191,907	3,765	-	3,765
				16,667	0.040	37,500	667	-	667
Preferred Stocks-Public Market Method of Valuation
Ajay Sports Inc.	Franchisor of Retail Golf Stores			1,000	0.097	10,000	97	-	97
Common Stocks-Board Appraisal Method of Valuation
Pro Golf International	Franchisor of Retail Golf Stores		a & b	71,733	3.000	187,725	215,199	(43,040)	172,159
Pro Golf. Com	Web Sales of Golf Equipment		a & b	300,000	1.560	252,000	468,000	(234,000)	234,000
	Subtotal					780,782	773,244	(302,690)	470,554
Warrants and Stock Options - Board Appraisal Method of Valuation
Williams Controls, Inc.	Manufacturer of Sensors & Control Systems	03/12/08	b	50,000	N/A	-	-	-	-

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Vitro Diagnostics	Diagnostic Test Kits			300	0.100	1,500	30		30
	Total					$ 782,282	$ 773,274	$(302,690)	$ 470,584

(a) No public market for this security
(b) Subject to Rule 144

See accompanying notes to financial statements

Enercorp, Inc
Statements of Changes in Net Assets

For the years ended June 30, 2006, 2005 and 2004

	June 30, 2006	June 30, 2005	June 30, 2004

Decrease in net assets from operations:
Net investment loss	$(141,611)	$(152,820)	$(72,720)
Net realized loss from investments	(773,182)	(380,194)	(19,161)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	509,606	(45,385)	64,681
Net decrease in net assets resulting from operations (405,187)		(578,399)	(27,200)
Net assets
Beginning of the year	34,672	613,071	640,271
End of year	$(370,515)	$ 34,672	$613,071

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Operations

For the years ended June 30, 2006, 2005 and 2004

Income	June 30, 2006		June 30, 2005	June 30, 2004
Sale commissions Income from extinguishment of liabilities	$6,125 36,837	$	- 1,311 $	- 992
Total income	42,962		1,311	992
Expenses
Compensation of officers	-		-	25,000
Legal, accounting and other professional fees	36,173		63,876	12,417
Consulting fees – related party	90,000		14,000	-
Management fees-related party	30,000		40,000	30,000
Interest expense	22,840		20,819	5,001
Interest expense – related party	2,866		594	-
Travel expense	-		3,285	-
Contingency	-		5,500	-
Other general and administrative expenses	2,694		6,057	1,294
Total expenses	184,573		154,131	73,712
Investment loss before income tax expense	(141,611)		(152,820)	(72,720)
Income tax expense	-		-	-
Net investment loss	(141,611)		(152,820)	(72,720)
Realized loss and net increase (decrease) in unrealized appreciation (depreciation) of investments
Realized loss on investments	(773,182)		(380,194)	(19,161)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	509,606		(45,385)	64,681
	(263,576)		(425,579)	45,520
Net decrease in net assets resulting from operations	$(405,187)		$(578,399)	$(27,200)
Decrease in net assets per share	$(0.58)		$(0.83)	$(0.04)

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Cash Flows

For the years ended June 30, 2006, 2005 and 2004

	June 30, 2006	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(405,187)	$(578,399)	$(27,200)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Proceeds from sale of investments	-	50,000	-
Loss on sale of investments	-	380,194	-
Loss on write offs of investments	773,182	-	19,160
Net change in unrealized (appreciation) depreciation on investments	(509,606)	45,385	(64,681)
Note payable issued for consulting fees	90,000	-	-
Increase in other assets	(733)	-	-
Increase (decrease) in accounts payable and accrued expenses	55,808	(191,646)	57,520
Gain from write off of note payable	(30,000)	-	-
Total adjustments	378,651	283,933	11,999
Net cash used in operating activities	(26,536)	(294,466)	(15,201)
Cash flows from financing activities:
Proceeds from notes payable	27,636	349,000	15,000
Payments of notes payable	-	(54,951)	-
Net cash provided by financing activities	27,636	294,049	15,000
Net increase (decrease) in cash	1,100	(417)	(201)
Cash, beginning of period	-	417	618
Cash, end of period	$1,100	$-	$417

Supplemental disclosure of non-cash transactions:
Note payable issued for consulting fees	$90,000	$-	$-
Supplemental disclosure of cash flow information:
Interest paid	$-	$32,925	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements

Note 1.  Business

Enercorp, Inc. (the "Company") was incorporated under the laws of the State of Colorado on June 30, 1978.  During the fiscal year ended June 30, 1982, the Company elected to become a "Business Development Company" (BDC) as that term is defined in the Small Business Investment Incentive Act of 1980 which is an amendment to the Investment Company Act of 1940.  This change resulted in the Company becoming a specialized type of Investment Company.

Note 2.  Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”).  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are susceptible to change relate to the determination of the valuation of non-marketable investment securities.

Method of Accounting

The accompanying financial statements are presented on the accrual basis of accounting.

Valuation of Securities

The investment valuation method provides for the Company's Board of Directors to be responsible for the valuation of the Company’s investments (and all other assets).  In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account.  These investments are carried at fair value using the following four basic methods of valuation:

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

•

Appraisal - The appraisal method is used to value an investment position where there is no established public or private market method or for which there are restrictions as to their resale.  These investment positions, valued after analysis of the best available outside information, as denoted in the schedule of investments are also considered to be restricted securities.

All portfolio securities valued by the cost, private market and appraisal methods are considered to be restricted as to their disposition. In addition, certain securities valued by the public market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

Cash and Cash Equivalents

The Company considers all highly liquid securities with maturities of 90 days or less when purchased to be cash equivalents.

Securities Transactions

Purchases and sales of securities are accounted for on the trade date, which is the date the securities are purchased or sold.  The value of securities sold is reported on the first-in first-out basis for financial statement presentation.

Investment Income Recognition

Due to the uncertainty of collection, the Company recognizes all types of consulting fee revenues from portfolio companies as cash is received.   All other revenues are recognized on the accrual basis.

Reclassifications

Certain fiscal year 2005 amounts have been reclassified to conform to presentation adopted in fiscal year 2006.

Recently Issued Accounting Standards

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

The Financial Accounting Standards Board's final Interpretation No. 48,"Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The implementation of FIN 48 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements; however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. The implementation of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations and financial condition.

Note 3.  Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per common share resulting from operations for the years ended June 30, 2006, 2005, and 2004, respectively:

	June 30, 2006	June 30, 2005	June 30, 2004

Numerator for increase (decrease) in net assets per share:	$(405,187)	$(578,399)	$27,200
Denominator for basic and diluted weighted average shares:	695,897	695,897	695,897
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$(0.58)	$(0.83)	$0.04

Note 4.  Investments

Extinguishment of Investments

On December 26, 2006, the Company’s related party investee company, Ajay Sports Inc. and its affiliated companies (Pro Golf International, Inc. and ProGolf.com) filed for Chapter 11 Reorganization under the Federal Bankruptcy code.  On October 6, 2006 an Oakland County, Michigan jury issued an adverse verdict in the wrongful termination case of Ronald N. Silberstein v. Ajay Sports, Inc. and affiliates, awarding Plaintiff $850,000 plus $470,168 in legal fees, court cost and statutory interest, a total award of $1,320,168.  The Silberstein claim is subject to appeal.  Due to the adverse decision reached in the wrongful termination case and the resulting $1,320,168 award, Ajay Sports, Inc. and its affiliates filed for Chapter 11 Reorganization.

Ajay Sports Inc., Pro Golf International, Inc. and ProGolf.com represented a significant percentage of the Company’s portfolio value.  As a result of the Chapter 11 Reorganization of these investee companies, the Company believes the valuation of these investee companies has been materially impaired.

As of June 30, 2006, investments in Ajay Sports, Inc., Pro Golf International, Inc. and ProGolf.com, Inc., were written off of the investment schedule of the company.  These investees are under liquidation proceedings of Chapter 7 of the bankruptcy code, as of the date of this report.  It is very unlikely that the company will receive any proceeds upon liquidation of the assets of these investees.

New Investments

The Company conducted a review and reconciliation of Transfer Agent records with the Company’s investee portfolio account and identified 16,666 shares of Williams Controls, Inc. in the Company’s name.  The shares of Williams Controls, Inc. had been held as collateral by Comerica Bank for a loan that the Company had paid-in-full in March 2001.  The Company requested and received the 16,666 shares of Williams Controls, Inc. and on June 4, 2007 the shares were deemed freely-tradable.  The Company included the shares in its portfolio account as of June 30, 2006

The Company sold all shares of common stock in Williams Controls, Inc. for working capital purposes in fiscal 2007.  The shares were sold in open market transactions through an unaffiliated broker.  Upon settlement of the trades, the Company received total net proceeds of approximately $280,303.  The proceeds have been used to make payments on current and past due liabilities and other debt obligations.

Existing Investments

The Company owns 9,501,751 shares of a related party, Compusonics Video, which were trading publicly at $0.005 per share as of June 30, 2006. Subsequent to June 30, 2006 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  Therefore, the investment was permanently written down by $94,050 as of June 30, 2006 to reflect the significant decline in the fair market value of the investment. Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

Note 5.  Notes Payable

The notes payable of $325,000, rising from the conversion of preferred stock to secured debt, are short-term notes earning interest at 7%. They are due on demand, and are secured by investments of the Company. The creditors related to these notes have not demanded any payments on the notes or the interest accrued on the notes. These investors are willing to extend the terms of the notes or convert the notes to equity.

As of June 30, 2006, the Company wrote off note payable to The Wen Group in the face amount of $30,000 bearing no interest. No payments have been made on this note. The Company has questioned the realization of this note as the Company has not been able to contact The Wen Group.  Therefore, the Company decided to write off this note as of June 30, 2006.

Note 6.  Related Party Transactions

•

Notes Payable –Related Party

The following table represents all outstanding related party notes payable and accrued interest at June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
Name	Principal	Interest	Principal	Interest	Security	Int. rate	Due date

Quorum Capital	$14,000	$1,546	$10,000	$573	Investments	7%	On demand
First Equity	23,636	913	-	-	Investments	7%	On demand
TICO	14,000	1,002	14,000	22	Investments	7%	On demand
Brett Homovec	90,000	-	-	-	Unsecured	7%	On demand

Total	$141,636	$3,461	$24,000	$595

The creditors related to these notes have not demanded any payments on them, or the interest accrued on the notes. These investors are willing to extend the terms of the notes, or convert the notes to equity.

The Company recorded a $90,000 note payable to Brett Homovec for the services rendered during the year ended June 30, 2006.  Mr. Homovec was serving as an independent consultant before his election as President and COO of the Company on June 30, 2006. This note bears interest at 7%, and is payable on demand.

•

Accounts Payable-Related Parties

Accrued management fees due to related parties were $52,500 and $22,500 as of June 30, 2006 and 2005, respectively.  Related party management fees included in the statements of operations for both of the years ended June 30, 2006 and 2005 were $30,000 and $40,000, respectively.

Note 7.  Income Taxes

The Company adopted, effective July 1, 1992, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992.  Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities. For the fiscal years ended June 30, 2006, 2005, and 2004, the Company’s tax expense is $0.

The components of the deferred tax assets and liabilities at June 30, 2006 and 2005 consist of the following:

	June 30, 2006	June 30, 2005
Unrealized loss on investments	$ 196,000	$ 106,000
Capital loss carryover	129,000	129,000
Net operating loss carry forward	390,000	357,000
Accrued interest	15,000	-
Valuation allowance	(730,000)	(592,000)
Total net deferred tax assets	$ -	$ -

At June 30, 2006 the Company has a net operating loss carry forward available to offset future taxable income of approximately $1,146,000 that expires during various years starting June 30, 2018.

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reasons set forth below for the years ended June 30:

	2006	2005	2004
Income taxes at the statutory rate	$ (138,000)	$ (197,000)	$ (9,000)
Change in valuation allowance	138,000	238,000	(32,000)
Other	-	(41,000)	41,000
Total income taxes	$ -	$ -	-

Note 8: Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2006 and 2005 is unaudited; however, in the opinion of management, all adjustments necessary to fairly state the results of operations for the interim periods have been included.

	Income	Expenses	Net Investment Income/Loss	Net Increase (Decrease) in Unrealized Appreciation/ (Depreciation) on Investments	Realized Gain/Loss on Investments	Decrease in Net Assets Per Share
Fiscal 2006 – Quarters :
September 30, 2005	$ 4,448	$ 18,396	$ (13,948)	$ (36,173)	$ -	$ (0.07)
December 31, 2005	-	36,812	(36,812)	(2,492)	-	(0.06)
March 31, 2006	917	19,559	(18,642)	(22,044)	-	(0.06)
June 30, 2006	37,597	109,806	(72,209)	570,315	(773,182)	(0.39)

Fiscal 2005 – Quarters :
September 30, 2004	$ -	$ 41,992	$ (41,992)	$ (91,826)	$ -	$ (0.19)
December 31, 2004	-	53,162	(53,162)	168,964	(380,194)	(0.38)
March 31, 2005	-	31,332	(31,332)	(74,327)	-	(0.15)
June 30, 2005	1,311	27,645	(26,334)	(48,196)	-	(0.11)

•

Significant Fourth Quarter Adjustment

During the fourth quarter of the fiscal year ended June 30, 2006, the Company booked consulting fee expense of $90,000 for the services rendered during the year ended June 30, 2006 by Brett Homovec.  Mr. Homovec was serving as an independent consultant for nine months before his election as President and COO of the Company on June 30, 2006.  It was not determined if and how much he would be compensated until June 30, 2006.

The Company wrote off the investments in Ajay Sports, Inc and its two subsidiaries ProGolf.com, Inc. and ProGolf International, Inc.  The Company realized a loss of 679,132 from writing off these investments. Also, the Company wrote down the cost basis of CPVD shares and realized a loss of $94,050.  These investments were written down based on subsequent events as discussed in Note 3.

In addition, the Company wrote off the note payable to The Wen Group in the amount of $30,000.  The Company deemed that the note would not be realized as the Company has not been able to contact The Wen Group,

Note 9:  Capital Stock Transactions

The Company issued to various accredited investors, 369,318 shares of 6% cumulative convertible preferred stock, par value $0.88/share, for the total proceeds of $325,000 on August 2, 2004.  The legended preferred shares were sold at a price of $0.88/per share, convertible one for one to common stock equal to the latest NAV (net asset value) per common share at day’s end, June 30, 2004. The proceeds from this funding were used to pay off the majority of the Company’s then outstanding liabilities, pay the cost of the shareholder meeting, and provide working capital.

The Company committed to the new investors to entitle them with the voting rights in recognition for the capital they had invested in the Company. Unable to do so, the Company’s Board of Directors, in accordance with the investing parties, decided to convert the securities into secure debt totaling $325,000.

SECTION 302 CERTIFICATION OF CEO

     I, Majlinda Xhuti certify that:

1.	I have reviewed this Annual Report on Form 10-K of Enercorp, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

CEO Certification (continued)

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting; and the signing officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their valuation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: June 26, 2008

/s/ Majlinda Xhuti
Chief Executive Officer

SECTION 302 CERTIFICATION OF CFO

    I, Majlinda Xhuti, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Enercorp, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting, and the signing officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their valuation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: June 26, 2008

/s / Majlinda Xhuti
Chief Financial Officer

SECTION 906 CERTIFICATION OF CEO

      I, Majlinda Xhuti, Chief Executive Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 26, 2008

/s/Majlinda Xhuti.

Chief Executive Officer

SECTION 906 CERTIFICATION OF CFO

      I, Majlinda Xhuti, Chief Financial Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that to my knowledge:

1.

the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 26, 2008

/s/Majlinda Xhuti.

Chief Financial Officer