Form 10-Q
period 2006-09-30
ENERCORP INC
filed 2008-12-10
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

23399 Commerce Drive Suite B-1

Farmington Hills, MI 48335

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of September 30, 2006 was 695,897.

PART I

Table of Contents

      Item 1.     Financial Statements

      Statements of Net Assets

      Schedule of Investments as of September 30, 2006 (Unaudited)

      Schedule of Investments as of June 30, 2006

      Statements of Changes in Net Assets (Unaudited)

      Statements of Operations (Unaudited)

      Statements of Cash Flows (Unaudited)

      Notes to the Unaudited Financial Statements

      Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Item 4. Controls and Procedures.

      PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3. Defaults Upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other information

      Item 6. Exhibits

      SIGNATURES

      EXHIBIT 31.1

    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

      EXHIBIT 31.2

    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

      EXHIBIT 32.1

    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

      EXHIBIT 32.2

    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
    Section 906 of the Sarbanes-Oxley Act of 2002

Item 1.   Financial Statements

Enercorp, Inc.

Statements of Net Assets

ASSETS	September 30, 2006 (Unaudited)	June 30, 2006

Investments, at fair value, as determined by the Board of Directors, cost of $103,150 at September 30, 2006 and June 30, 2006	$ 216,503	$ 207,008
Cash	318	1,100
Prepaid insurance	3,535	733
Total assets	220,356	208,841

LIABILITIES

Notes payable	325,000	325,000
Notes payable-related party	141,964	141,636
Accounts payable and accrued liabilities	33,838	13,102
Accrued management fees-related party	60,000	52,500
Interest payable - other	49,302	43,657
Interest payable - related party	5,967	3,461
Total liabilities	616,071	579,356
Commitments and contingencies
NET ASSETS	(395,715)	(370,515)

ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized, 695,897 shares issued and outstanding at September 30, 2006 and June 30, 2006.	1,888,251	1,888,251
Preferred stock, no par value, 1,000,000 shares authorized, zero issued and outstanding.	-	-
Accumulated deficit	(2,491,369)	(2,456,674)
Net unrealized appreciation on investments	207,403	197,908
Net assets (equivalent to $(0.57) and $(0.53) per share based on 695,897 shares of capital stock outstanding)	$ (395,715)	$ (370,515)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of September 30, 2006 (Unaudited)

Affiliated Companies	Description of Business	No of Shares	Price per Share	Cost/Equity	Value Before Discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$ 0.005	$ -	$ 9	$ (8)	$ 1
	Web Site Development	9,500,000	0.005	101,650	47,500	(42,180)	5,320

Subtotal				101,650	47,509	(42,188)	5,321

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Williams Controls, Inc.	Motor Vehicle Parts	16,666	12.670	-	211,158	-	211,158
Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.080	1,500	24		24

Total All Companies				$ 103,150	$ 258,691	$ (42,188)	$ 216,503

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of June 30, 2006

Description of Business		No of Shares	Price per Share	Cost/Equity	Value before discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$ 0.005	$ -	$ 9	$ (8)	$ 1
	Web Site Development	9,500,000	0.005	101,650	47,500	(42,180)	5,320

				101,650	47,509	(42,188)	5,321

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Williams Controls, Inc.	Motor Vehicle Parts	16,666	12.100	-	201,659	-	201,659
Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.094	1,500	28	-	28

Total All Companies				$ 103,150	$ 249,196	$ (42,188)	$ 207,008

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Changes in Net Assets (Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005
Decrease in net assets from operations:
Net investment loss	$ (34,695)	$ (13,948)
Net realized gain /loss from investments	-	-
Net increase (decrease) in unrealized appreciation on investments	9,495	(36,173)

Net decrease in net assets resulting from operations	(25,200)	(50,121)
Net assets
Beginning of the period	(370,515)	34,672
End of the period	$ (395,715)	$ (15,449)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Operations (Unaudited)

	Three months ended September 30,
	2006	2005
REVENUES
Consulting income-related party	$ 12,500	$ -
Sales commissions	1,670	-
Miscellaneous income	-	4,448
Total revenues	14,170	4,448

EXPENSES
Compensation of officers	30,000	-
Legal , accounting & other professional fees	372	4,339
Management fees-related party	7,500	7,500
Interest expense	5,644	5,734
Interest expense- related party	2,506	479
Other general & administrative expenses	2,843	344
Total expenses	48,865	18,396
Investment loss before income tax expense	(34,695)	(13,948)
Income tax expense	-	-
Net investment loss	(34,695)	(13,948)

Net increase (decrease) in unrealized appreciation on investments, net of $0 taxes	9,495	(36,173)

Net decrease in net assets resulting from operations	(25,200)	(50,121)
Decrease in net assets per share	$ (0.036)	$ (0.072)
Weighted average shares outstanding	695,897	695,897

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$ (25,200)	$ (50,121)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(9,495)	36,173
Increase in other assets	(2,802)	(3,387)
Increase in accounts payable
and accrued expenses	36,387	11,666
Total adjustments	24,090	44,452
Net cash used in operating activities	(1,110)	(5,669)

Cash flows from financing activities:
Proceeds from notes payable	2,828	10,500
Payments of notes payable	(2,500)	-
Net cash provided by financing activities	328	10,500
Net increase (decrease) in cash	(782)	4,831
Cash, beginning of period	1,100	-
Cash, end of period	$ 318	$ 4,831

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Notes to the Unaudited Financial Statements

Note 1. Financial Statements.

The financial data presented herein is unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Enercorp, Inc. Results of interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2006. For purposes of this report, "Enercorp", the "Company", "we", "our", "us" or similar references mean Enercorp, Inc., unless the context requires otherwise.

Note 2. Investments

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

The Company sold all shares of common stock in Williams Controls, Inc. for working capital purposes in June 2007.  The shares were sold in open market transactions through an unaffiliated broker.  Upon settlement of the trades, the Company received total net proceeds of approximately $280,303.  The proceeds have been used to make payments on current and past due liabilities and other debt obligations.

Existing Investments

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation (“CPVD”), which were trading publicly at $0.005 per share as of June 30, 2006. Subsequent to June 30, 2006 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  Therefore, the investment was permanently written down by $94,050 as of June 30, 2006 to reflect the significant decline in the fair market value of the investment. This impairment is also included in the September 30, 2006 ending balance.  Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The balance of accrued fees due to Acrodyne Corporation was $60,000 as of September 30, 2006. Acrodyne and Enercorp share the same office space.  Thomas W. Itin, consultant to the Company, has a minority interest in Acrodyne.

Enercorp borrowed $2,828 from Quorum Capital, Inc. during the three-month period ended September 30, 2006. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. Quorum Capital, Inc. shares the same office space with Enercorp.

Note 4: Liabilities

The following schedule represents detailed liabilities as of September 30, 2006 and June 30, 2006:

	September 30, 2006	June 30, 2006

Notes payable	$ 325,000	$ 325,000

Notes payable-related parties
Note payable-TICO	14,000	14,000
Note payable-First Equity Corporation	23,636	23,636
Note payable-Quorum Capital	16,828	14,000
Note payable - B. Homovec	87,500	90,000
	141,964	141,636

Accounts payable	33,838	13,102
Accrued management fees - Acrodyne	60,000	52,500

Interest Payable
Interest payable-Quorum Capital	1,808	1,546
Interest payable-TICO	1,248	1,001
Interest payable-First Equity Corporation	1,330	914
Interest payable - B. Homovec	1,581	-
Interest payable-non related parties	49,302	43,657
	$ 55,269	$ 47,118

The notes payable of $325,000 arising from the conversion of preferred stock to secured debt are short term notes at 7% interest. The creditors related to these notes have not demanded any payments on the notes nor the interest accrued on the notes. These investors are willing to extend the terms of the notes, or convert the notes to equity.

The notes payable to related parties are all short term notes at 7% interest. Related parties have continuously supported the operations of Enercorp by extending the terms of the notes, and/or lending additional funds to Enercorp.  TICO, First Equity Corporation, and Quorum Capital are related parties through common ownership.  Brett Homovec is a former officer of the Company.

Note 5: Recently enacted pronouncements

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

This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The implementation of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 161.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis.  Early adoption is not permitted.  We are assessing the potential impact of this FSP on our convertible debt issuances.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1").  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share.  Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  We are assessing the potential impact of this FSP on our earnings per share calculation.

In June 2008, FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5").  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early application is not permitted.  We are assessing the potential impact of this EITF on our financial condition and results of operations.

Note 6: Subsequent Events

Entry Into a Material Definitive Agreement

On September 29, 2008, Enercorp, Inc. (“Enercorp”) entered into a binding letter of intent (the “Binding Letter of Intent”) with American Plastics Processing Products, Inc. (“AP3”) and its President, Mr. DiNello, setting forth the principal terms on which AP3 will make an investment in Enercorp.  As part of this investment, Enercorp will obtain a $500,000 secured line of credit, 500,000 shares of common stock of LBO Capital Corp. 250,000 shares of common stock of EDEN Research, PLC (a publicly listed company in the United Kingdom), and $250,000 worth of AP3 common stock.  In exchange, AP3 will obtain approximately 3,083,333 shares of common stock of Enercorp.  The Binding Letter of Intent does not set forth all of the terms related to this transaction, and Enercorp and AP3 agree to negotiate in good faith such other terms as well as definitive documents as appropriate to evidence this transaction.  Consummation of this transaction is expected to occur in December 2008.

As conditions of this transaction, Enercorp must, among other things, use commercially reasonable efforts to become fully compliant with all federal and state laws by which it is governed, including the regulations promulgated by the Securities and Exchange Commission.  Enercorp must also use commercially reasonable efforts to obtain agreements from current debt holders to convert approximately $500,000 of notes receivable from Enercorp into 2,500,000 shares of common stock of Enercorp.

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

The Company owns 9,501,751 shares of a related party, CompuSonics Video, which were trading publicly at $0.005 per share as of September 30, 2006. Subsequent to September 30, 2006 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  Therefore, the investment was permanently written down by $94,050 as of June 30, 2006 to reflect the significant decline in the fair market value of the investment.

Current liabilities increased by $36,715, and net assets value decreased by $25,200 during the three month period ended September 30, 2006.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position. Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of success in any such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of September 30, 2006.

Results of Operations
Three months ended September 30, 2006 compared to three months ended September 30, 2005.

The Company had a net investment loss of $34,695 for the three month period ended September 30, 2006 as compared to a net loss of $13,948 for the three month period ended September 30, 2005.  The increase in losses for the three month period ended September 30, 2006 is mainly due to increase in accrued management and consulting fees.

Professional expenses were $372 and $4,339 for the three month period ended September 30, 2006 and 2005, respectively.  The decrease is mainly due to a decrease in legal fees.

Other general and administrative expense increased from $344 for the three month period ended September 30, 2005 to $2,843 for the three month period ended September 30, 2006. This change was mainly due to reimbursement of travel and office expenses incurred by management in September of 2006.

The Company had $9,495 of unrealized appreciation on investment and $36,173 of unrealized depreciation on investments for the three month period ended September 30, 2006 and 2005, respectively. The change is mainly due to the increase in the fair value of the Williams Controls, Inc. investments during the three month period ended September 30, 2006.

The Company had a $0.036 and $0.072 decrease in net assets per share for the three month period ended September 30, 2006 and 2005, respectively. This change is mainly due to the fluctuations in fair value of the Company’s investments in Williams Controls, Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2006 10-Q Report.

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of September 30, 2006, and each has concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.  The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2006 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERCORP, INC.

(Registrant)

By:/s/ Majlinda Xhuti

Majlinda Xhuti

Chairman, President and CEO

Date: December 10, 2008

EXHIBIT INDEX

Exhibit No.	Identification of Exhibit
31.1

Certification of Majlinda Xhuti, Chief Executive Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Majlinda Xhuti, Chief Financial Officer of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

I, Majlinda Xhuti certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Enercorp, Inc.

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

Date: December 10, 2008

/s/ Majlinda Xhuti
Chief Executive Officer

EXHIBIT 31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Enercorp, Inc.

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

Date: December 10, 2008

/s/ Majlinda Xhuti
Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      I, , Chief Executive Officer of  Enercorp, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 10, 2008

/s/Majlinda Xhuti.

Chief Executive Officer

EXHIBIT 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      I, Majlinda Xhuti, Chief Financial Officer of  Enercorp, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 10, 2008

/s/Majlinda Xhuti.

Chief Financial Officer