Form 10-Q
period 2006-12-31
ENERCORP INC
filed 2008-12-10
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
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

Farmington Hills MI 48335

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of December 31, 2006 was 695,897.

PART I

Table of Contents

      Item 1     Financial Statements
      Statements of Net Assets
      Schedule of Investments as of December 31, 2006 (Unaudited)
      Schedule of Investments as of June 30, 2006
      Statements of Changes in Net Assets (Unaudited)
      Unaudited Statements of Operations
      Unaudited Statements of Cash Flows
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

Item 1   Financial Statements

Enercorp, Inc.

Statements of Net Assets

ASSETS	December 31, 2006 (Unaudited)	June 30, 2006

Investments, at fair value, as determined by the Board of Directors, cost of $103,150 at December 31, 2006 and June 30, 2006	$ 247,002	$ 207,008
Cash	4,627	1,100
Prepaid insurance	2,651	733
Total assets	254,280	208,841

LIABILITIES

Notes payable	325,000	325,000
Notes payable - related party	141,964	141,636
Accounts payable and accrued liabilities	68,204	13,102
Accrued management fees-related party	67,500	52,500
Interest payable - other	55,035	43,657
Interest payable - related party	8,472	3,461
Total liabilities	666,175	579,356
Commitments and contingencies
NET ASSETS	$ (411,895)	$ (370,515)

ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized, 695,897 shares issued and outstanding at December 31, 2006 and June 30, 2006	1,888,251	1,888,251
Preferred stock, no par value, 1,000,000 shares authorized, zero issued and outstanding	-	-
Accumulated deficit	(2,538,049)	(2,456,674)
Net unrealized appreciation on investments	237,903	197,908

Net assets (equivalent to $(0.59) and $(0.53) per share based on 695,897 shares of capital stock outstanding)	$ (411,895)	$ (370,515)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of December 31, 2006 (Unaudited)

Affiliated Companies	Description of Business	No of Shares	Price per Share	Cost/Equity	Value before Discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product	1,751	$ 0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	101,650	13,300	(7,980)	5,320

	Subtotal			101,650	13,302	(7,981)	5,321

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Williams Controls, Inc.	Motor Vehicle Parts	16,666	14.500	-	241,657	-	241,657
Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.080	1,500	24		24

	Total All Companies			$ 103,150	$ 254,983	$ (7,981)	$ 247,002

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of June 30, 2006

Description of Business		No of Shares	Price per share	Cost/Equity	Value before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$0.005	$ -	$ 9	$ (8)	$ 1
	Web Site Development	9,500,000	0.005	101,650	47,500	(42,180)	5,320

				101,650	47,509	(42,188)	5,321

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Williams Controls, Inc.	Motor Vehicle Parts	16,666	12.100	-	201,659	-	201,659
Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.094	1,500	28	-	28

Total All Companies				$ 103,150	$ 249,196	$(42,188)	$ 207,008

See accompanying notes to unaudited  financial statements

Enercorp, Inc.

Statements of Changes in Net Assets (Unaudited)

	Six months ended December 31, 2006	Six months ended December 31, 2005
Decrease in net assets from operations:
Net investment loss	$ (81,375)	$ (50,760)
Net realized gain (loss) from investments	-	-
Net increase (decrease) in unrealized appreciation on investments	39,995	(38,665)

Net decrease in net assets resulting from operations	(41,380)	(89,425)
Net assets
Beginning of the period	(370,515)	34,672
End of the period	$ (411,895)	$ (54,753)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Unaudited Statements of Operations

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
REVENUES
Consulting income – related party	$ 20,000	$ -	$ 32,500	$ -
Sales commissions	-	-	1,670	-
Miscellaneous income	-	-	-	4,448
Total revenues	20,000	-	34,170	4,448

EXPENSES
Compensation of officers	30,000	-	60,000	-
Legal , accounting & other professional fees	18,038	21,930	18,410	26,269
Management fees- related party	7,500	7,500	15,000	15,000
Interest expense	5,735	5,735	11,379	11,469
Interest expense- related parties	2,505	608	5,011	1,087
Other general & administrative expenses	2,902	1,039	5,745	1,383
Total expenses	66,680	36,812	115,545	55,208
Investment loss before income tax expense	(46,680)	(36,812)	(81,375)	(50,760)
Income tax expense	-	-	-	-
Net investment loss	(46,680)	(36,812)	(81,375)	(50,760)

Net increase (decrease) in unrealized appreciation on investments, net of $0 taxes	30,500	(2,492)	39,995	(38,665)
Net decrease in net assets resulting from operations	$ (16,180)	$ (39,304)	$ (41,380)	$ (89,425)
Decrease in net assets per share	(0.023)	(0.056)	(0.059)	(0.129)
Weighted average shares outstanding	695,897	695,897	695,897	695,897

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Unaudited Statements of Cash Flows

	Six months ended December 31, 2006	Six months ended December 31, 2005
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$ (41,380)	$ (89,425)
Adjustments to reconcile net decrease in net
assets to net cash provided by (used in) operating activities:

Net change in unrealized (appreciation) depreciation on investments	(39,995)	38,665
Increase in other assets	(1,918)	(2,503)
Increase in accounts payable
and accrued expenses	86,492	27,965
Total adjustments	44,579	64,127
Net cash provided by (used in) operating activities	3,199	(25,298)

Cash flows from financing activities:
Proceeds from notes payable	2,828	25,500
Payments of notes payable	(2,500)
Net cash provided by financing activities	328	25,500
Net increase in cash	3,527	202
Cash, beginning of period	1,100	-
Cash, end of period	$ 4,627	$ 202

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Notes to the Unaudited Financial Statements

Note 1:  Financial Statements.

The financial data presented herein is unaudited, but in the opinion of management reflects those adjustments necessary for a fair presentation of the results of operations and financial condition of Enercorp, Inc. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2006. For purposes of this report, "Enercorp", the "Company", "we", "our", "us" or similar references mean Enercorp, Inc, unless the context requires otherwise.

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

Existing Investments

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation (“CPVD”), which were trading publicly at $0.005 per share as of June 30, 2006. Subsequent to June 30, 2006 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  Therefore, the investment was permanently written down by $94,050 as of June 30, 2006 to reflect the significant decline in the fair market value of the investment. This impairment is also included in the December 31, 2006 ending balance. Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The balance of accrued fees due to Acrodyne Corporation was $67,500, as of December 31, 2006. Acrodyne and Enercorp share the same office space. Thomas W. Itin, consultant to Enercorp, has a minority interest in Acrodyne.

Enercorp borrowed $2,828 from Quorum Capital, Inc. during the six-month period ended December 31, 2006. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. Quorum Capital shares the same office space with Enercorp.

Note 4:  Liabilities

The following schedule represents the detailed liabilities as of December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006

Notes payable	$ 325,000	$ 325,000
	325,000	325,000
Notes payable - related parties
Note payable-TICO	14,000	14,000
Note payable-First Equity Corporation	23,636	23,636
Note payable-Quorum Capital	16,828	14,000
Note payable - Brett Homovec	87,500	90,000
	141,964	141,636

Accounts payable	68,204	13,102
Accrued management fees - Acrodyne	67,500	52,500

Interest payable
Interest payable-Quorum Capital	2,105	1,546
Interest payable-TICO	1,495	1,001
Interest payable-First Equity Corporation	1,747	914
Interest payable - Brett Homovec	3,125	0
Interest payable-Non-related parties	55,035	43,657
	$ 63,507	$ 47,118

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

The Company owns 9,501,751 shares of a related party, CompuSonics Video, which were trading publicly at $0.0014 per share as of December 31, 2006. Subsequent to December 31, 2006 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  Therefore, the investment was permanently written down by $94,050 as of June 30, 2006 to reflect the significant decline in the fair market value of the investment.

Current liabilities increased by $86,819, and net assets value decreased by $41,380 during the six month period ended December 31, 2006.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of any success in any of such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of December 31, 2006.

Results of Operations
Three months ended December 31, 2006 compared to three months ended December 31, 2005.

The Company recorded $20,000 of consulting income for the three-months ended December 31, 2006 received from Ajay Sports, Inc. for the services rendered by the Company while assisting Ajay Sports, Inc. during reorganization process.

Professional expenses were $18,038 and $21,930 for the quarters ended December 31, 2006 and 2005, respectively.  The decrease is mainly due to a decrease in legal fees.

The Company recorded $7,500 in management fees due to Acrodyne for each of the three-month periods ended December 31, 2006 and 2005.  Enercorp has an agreement with Acrodyne to pay a $2,500 per month management fee for office space and services, including accounting and financial reporting. Currently, the Company has no full time employees.

Other general and administrative expense increased from $1,039 for the three month period ended December 31, 2005 to $2,902 for the three month period ended December 31, 2006. This change was mainly due to employment (FICA) tax expenses incurred by the Company in during the three month period ended December 31, 2006. Other general and administrative expenses include telephone, postage, and other miscellaneous expenses.

The Company recorded $5,735 and $5,735 of interest expense on the secured notes of $325,000 for the three-months ended December 31, 2006 and 2005, respectively.  Interest on these notes is calculated based on a 7% rate per annum.

The Company had $30,500 of unrealized appreciation on investment and $2,492 of unrealized depreciation on investments for the three month period ended December 31, 2006 and 2005, respectively. The change is mainly due to the increase in the fair value of the Williams Controls, Inc. investments during the three month period ended December 31, 2006.

The Company had a $0.023 and $0.056 decrease in net assets per share for the three month period ended December 31, 2006 and 2005, respectively. This change is mainly due to the fluctuations in fair value of the Company’s investments in Williams Controls, Inc.

Results of Operations
Six months ended December 31, 2006 compared to six months ended December 31, 2005.

The Company recorded $32,500 of consulting income for the six-months ended December 31, 2006. $30,000 of the aforementioned income was received from Ajay Sports, Inc. for the services rendered by the Company while assisting Ajay Sports, Inc. during reorganization process.

Professional expenses were $18,410 and $26,269 for the six-months ended December 31, 2006 and 2005, respectively. The change is mainly due to the decrease in legal fees for this year. Enercorp is not involved in any legal proceedings at this time.

The Company recorded $15,000 in management fees due to Acrodyne for each of the six-months ended December 31, 2006 and 2005.  Enercorp has an agreement with Acrodyne to pay a $2,500 per month management fee for office space and services, including accounting and financial reporting. Currently, the Company has no full time employees.

The Company recorded $11,379 and $11,469 of interest expense on the secured notes of $325,000 for the six-months ended December 31, 2006 and 2005, respectively.  Interest on these notes is calculated based on a 7% rate per annum. Other general and administrative expenses were $5,745 and $1,383 for the six-months ended December 31, 2006 and 2005, respectively.  This change was mainly due to employment (FICA) tax expense incurred by the Company in during the six month period ended December 31, 2006. Other general and administrative expenses include telephone, postage, and other miscellaneous expenses.

The net change was $39,995 in unrealized appreciation on investments and $38,665 in unrealized depreciation on investment for the six-months ended December 31, 2006 and 2005, respectively.  The change is mainly due to the increase in the fair value of the Williams Controls, Inc. investments during the six month period ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2006 10-Q Report.

Item 4.   Controls and Procedures.

Evaluation of Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of December 31, 2006, and each has concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.  The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2006 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2006 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 10, 2008

/s/Majlinda Xhuti.

Chief Financial Officer