Form 10-Q
period 2007-03-31
ENERCORP INC
filed 2008-12-10
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of March 31, 2007 was 695,897.

PART I

Table of Contents

      Item 1     Financial Statements
      Statements of Net Assets
      Schedule of Investments as of March 31, 2007 (Unaudited)
      Schedule as of Investments at June 30, 2006
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

Item 1   Financial Statements

Enercorp, Inc.

Statements of Net Assets

ASSETS	March 31, 2007 (Unaudited)	June 30, 2006

Investments, at fair value, as determined by the Board of Directors, cost of $103,150 at March 31, 2007 and June 30, 2006	$ 293,185	$ 207,008
Cash	756	1,100
Prepaid insurance	1,767	733
Total assets	295,708	208,841

LIABILITIES

Notes payable	325,000	325,000
Notes payable-related party	151,965	141,636
Accounts payable and accrued liabilities	67,500	13,102
Accrued management fees-related party	75,000	52,500
Interest payable - other	60,646	43,657
Interest payable - related party	11,035	3,461
Total liabilities	691,146	579,356
Commitments and contingencies
NET ASSETS	$ (395,438)	$ (370,515)

ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized, 695,897 shares issued and outstanding at March 31, 2007 and June 30, 2006	1,888,251	1,888,251
Preferred stock, no par value, 1,000,000 shares authorized, zero issued and outstanding	-	-
Accumulated deficit	(2,567,773)	(2,456,674)
Net unrealized appreciation on investments	284,084	197,908
Net assets (equivalent to $(0.57) and $(0.53) per share based on 695,897 shares of capital stock outstanding)	$ (395,438)	$ (370,515)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of March 31, 2007 (Unaudited)

Affiliated Companies	Description of Business	No of Shares	Price per Share	Cost/Equity	Value before Discount	Discount	Fair Value
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$0.003	$ -	$ 4	$ (3)	$ 1
	Web Site Development	9,500,000	0.003	101,650	23,750	(18,430)	5,320
				101,650	23,754	(18,433)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Williams Controls, Inc.	Motor Vehicle Parts	16,666	17.270	-	287,822	-	287,822
Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.140	1,500	42		42

	Total All Companies			$103,150	$311,618	$(18,433)	$ 293,185

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule as of Investments at June 30, 2006

							Fair
Description of Business		No of Shares	Price per share	Cost/Equity	Value Before Discount	Discount	Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$ 0.005	$ -	$ 9	$ (8)	$ 1
	Web Site Development	9,500,000	0.005	101,650	47,500	(42,180)	5,320

				101,650	47,509	(42,188)	5,321

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Williams Controls, Inc.	Motor Vehicle Parts	16,666	12.100	-	201,659	-	201,659
Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.094	1,500	28	-	28

Total All Companies				$ 103,150	$ 249,196	$ (42,188)	$ 207,008

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Changes in Net Assets (Unaudited)

	Nine months ended March 31, 2007	Nine months ended March 31, 2006
Decrease in net assets from operations:
Net investment loss	$ (111,099)	$ (69,402)
Net realized gain (loss) from investments	-	-
Net increase (decrease) in unrealized appreciation on investments	86,176	(60,709)

Net decrease in net assets resulting from operations	(24,923)	(130,111)
Net assets
Beginning of the period	(370,515)	34,672
End of the period	$ (395,438)	$ (95,439)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Operations (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
REVENUES
Consulting income-related party	$ 15,000	$ -	$ 47,500	$ -
Sales commissions	-	917	1,670	917
Miscellaneous income	-	-	-	4,448
Total revenues	15,000	917	49,170	5,365

EXPENSES
Compensation of officers	25,000	-	85,000	-
Legal , accounting & other professional fees	1,028	4,605	19,438	30,874
Management fees-related party	7,500	7,500	22,500	22,500
Interest expense	5,609	5,609	16,988	17,078
Interest expense-related parties	2,563	878	7,574	1,965
Other general & administrative expenses	3,024	967	8,769	2,350
Total expenses	44,724	19,559	160,269	74,767
Investment loss before income tax expense	(29,724)	(18,642)	(111,099)	(69,402)
Income tax expense	-	-	-	-
Net investment loss	(29,724)	(18,642)	(111,099)	(69,402)

Net increase (decrease) in unrealized appreciation on investments, net of $0 taxes	46,181	(22,044)	86,176	(60,709)
Net increase (decrease) in net assets resulting from operations	16,457	(40,686)	(24,923)	(130,111)
Increase (decrease) in net assets per share	$ 0.024	$ (0.058)	$ (0.036)	$ (0.187)
Weighted average shares outstanding	695,897	695,897	695,897	695,897

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Cash Flows (Unaudited)

	Nine months ended March 31, 2007	Nine months ended March 31, 2006
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$ (24,923)	$ (130,111)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation on investments	(86,176)	60,709
Increase in other assets	(1,034)	(1,618)
Increase in accounts payable
and accrued expenses	101,460	44,271
Total adjustments	14,250	103,362
Net cash used in operating activities	(10,673)	(26,749)

Cash flows from financing activities:
Proceeds from notes payable	12,829	27,636
Payments of notes payable	(2,500)	-
Net cash provided by financing activities	10,329	27,636
Net increase (decrease) in cash	(344)	887
Cash, beginning of period	1,100	-
Cash, end of period	$ 756	$ 887

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Notes to the Unaudited Financial Statements

Note 1:  Financial Statements

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

Existing Investments

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation (“CPVD”), which were trading publicly at $0.005 per share as of June 30, 2006. Subsequent to June 30, 2006 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  Therefore, the investment was permanently written down by $94,050 as of June 30, 2006 to reflect the significant decline in the fair market value of the investment. This impairment is also included in the March 31, 2007 ending balance.  Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The balance of accrued fees due to Acrodyne Corporation was $75,000 as of March 31, 2007. Acrodyne and Enercorp share the same office space.  Thomas W. Itin, consultant to Enercorp, has a minority interest in Acrodyne.

Enercorp borrowed $12,829 from Quorum Capital, Inc. during the nine-month period ended March 31, 2007. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. Quorum Capital, Inc. shares the same office space with Enercorp.

Note 4:  Liabilities

The following schedule represents detailed liabilities as of March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006

Notes payable	$ 325,000	$ 325,000
	325,000	325,000
Notes payable-related parties
Note payable-TICO	14,000	14,000
Note payable-First Equity Corporation	23,636	23,636
Note payable-Quorum Capital	26,829	14,000
Note payable - Brett Homovec	87,500	90,000
	151,965	141,636

Accounts payable	67,500	13,102
Accrued management fees - Acrodyne	75,000	52,500

Interest payable
Interest payable-Quorum Capital	2,508	1,546
Interest payable-TICO	1,737	1,001
Interest payable-First Equity Corporation	2,155	914
Interest payable - Brett Homovec	4,635	0
Interest payable - non related parties	60,646	43,657
	$ 71,681	$ 47,118

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

Note 6: Subsequent Events

Entry Into a Material Definitive Agreement.

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

The Company owns 9,501,751 shares of a related party, CompuSonics Video, which were trading publicly at $0.003 per share as of March 31, 2007. Subsequent to March 31, 2007 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  Therefore, the investment was permanently written down by $94,050 as of June 30, 2006 to reflect the significant decline in the fair market value of the investment.

Current liabilities increased by $111,790, and net assets value decreased by $24,923 during the nine month period ended March 31, 2007.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of success in any such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of March 31, 2007.

Results of Operations
Three months ended March 31, 2007 compared to three months ended March 31, 2006.

The Company had a net investment loss of $29,724 for the three month period ended March 31, 2007 as compared to a net loss of $18,642 for the three month period ended March 31, 2006.  The increase in losses for the three month period ended March 31, 2007 is mainly due to the increase in compensation expenses of officers of the Company.

Professional expenses were $1,028 and $4,605 for the three month period ended March 31, 2007 and 2006, respectively.  The decrease is mainly due to a decrease in legal fees. Also, other general and administrative expense increased from $967 for the three month period ended March 31, 2006 to $3,024 for the three month period ended March 31, 2007. This change was mainly due to employment (FICA) tax expenses incurred by the Company in during the three month period ended March 31, 2007. Other general and administrative expenses include telephone, postage, and other miscellaneous expenses.

The Company had $46,181 of unrealized appreciation on investments and $22,044 of unrealized depreciation on investments for the three month period ended March 31, 2007 and 2006, respectively. The change is mainly due to the increase in the fair value of the Williams Controls, Inc. investments during the three month period ended March 31, 2007.

The Company had a $0.024 increase in net assets per share and $0.058 decrease in net assets per share for the three month period ended March 31, 2007 and 2006, respectively. The change is mainly due to the increase in unrealized appreciation on investments for this period, and the decrease in legal expenses.

Results of Operations
Nine months ended March 31, 2007 compared to nine months ended March 31, 2006.

The Company had a net investment loss of $111,099 for the nine month period ended March 31, 2007 as compared to a net loss of $69,402 for the nine month period ended March 31, 2006, which was mainly due to the increase in compensation expense of the officers of the Company.

Professional expenses were $19,438 and $30,874 for the nine month period ended March 31, 2007 and 2006, respectively.  The decrease is mainly due to a decrease in legal fees. Also, other general and administrative expenses were $8,769 for the nine months ended March 31, 2007, a decrease of $6,419 from the same period last year.  This change was mainly due to employment (FICA) tax expenses incurred by the Company in during the nine month period ended March 31, 2007. Other general and administrative expenses include telephone, postage, and other miscellaneous expenses.

For the nine month period ended March 31, 2007, unrealized appreciation on investments were $86,176 compared to unrealized depreciation of $60,709 for the same period last year. This change is mainly due to the increase in the fair value of the Williams Controls, Inc. investments during the nine month period ended March 31, 2007.

The Company had a $0.036 and $0.187 decrease in net assets per share for the nine month period ended March 31, 2007 and March 31, 2006, respectively. This improvement is mainly due to the increase in fair value of portfolio investments during the nine month period ended March 31, 2007.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7 of our 2007 10-Q Report.

Item 4.   Controls and Procedures.

Evaluation of Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial officer have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “ Exchange Act”), as of March 31, 2007, and each has concluded that such disclosure controls and procedures are not effective to ensure that the information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.  The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2007 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.  Management is working on filing with the SEC all of the Company’s past due filings.  Expected improvement of cash flow will ensure that the audits and reviews be completed on a timely basis, in order for management to file the reports by the due dates imposed by the SEC rules.

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 10, 2008

/s/Majlinda Xhuti.

Chief Financial Officer