Form 10-K
period 2007-06-30
ENERCORP INC
filed 2008-12-31
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

--------       SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “ACT”)

FOR THE FISCAL YEAR ENDED: JUNE 30, 2007

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

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:              Yes   X        No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    X

As of December 31, 2008, there were 695,897 shares of common stock issued and outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Company) held by non-affiliates was approximately 12,000.

Enercorp, Inc.

Form 10-K for the Fiscal Year

Year Ended June 30, 2007

TABLE OF CONTENTS

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

15

Item 8.  Financial Statements and Supplementary Data

17

Item 9.  Changes in and Disagreements with Accountants on

              Accounting and Financial Disclosure

17

Item 9a.Controls and Procedures

17

Item 9b.Other Information

18

PART III

Item 10.   Directors and Executive Officers of the Company

19

Item 11.   Executive Compensation

22

Item 12.   Security Ownership of Certain Beneficial Owners

                and Management

23

Item 13.   Certain Relationships and Related Transactions

23

Item 14.   Principal Accounting Fees and Services

23

PART IV

Item 15.   Exhibits, Financial Statement Schedules and

                Reports on Form 8-K

24

SIGNATURES

25

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2008, which runs from July 1, 2007 to June 30, 2008.

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

The Company has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire.  The Company has in the past, and may continue in the future to invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2007, and the Company does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

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

There is a range of values, which are reasonable for an investment at any particular time.  Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts.  To increase objectivity in valuing the securities, the Company uses external measures of value such as public markets or significant third-party transactions whenever possible.  Neither a long-term workout value nor an immediate liquidation value is used, and no increment of value is included for changes, which may take place in the future. Certain members of the Board of Directors may hold officer or director positions with some of the Company's investee companies.  Mr. Parlatore is a director in CompuSonics Video Corporation. No other director or officer holds any office, or director positions, or percentage ownerships with the Company’s investees.

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

Regulation as a Business Development Company

A business development company is regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

The Company may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. The Company does not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of its directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the company or its stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a business development company, the Company is required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

The Company is not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital which may expose us to risks, including the typical risks associated with leverage.” Enercorp may, however, sell its common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, Enercorp may sell its common stock, or warrants, options or rights to acquire its common stock, at a price below the then current net asset value of its common stock if the Board of Directors determines that such sale is in the Company’s best interests and the best interests of its stockholders, and its stockholders approve the policy and practice of making such sales. In any such case, under such circumstances, the price at which the Company’s common stock to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such common stock. In addition, the Company may generally issue new shares of its common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. We may be examined by the SEC for compliance with the 1940 Act.

As a business development company, Enercorp is subject to certain risks and uncertainties. As a business development company, the Company  may not acquire any asset other than “qualifying assets” unless, at the time Enercorp makes the acquisition, the value of its qualifying assets represent at least 70% of the value of its total assets. The principal categories of qualifying assets relevant to Enercorp’s  business are:

•

Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•

Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•

Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

•

does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•

is controlled by the business development company and has an affiliate of a business development company on its board of directors;

•

does not have any class of securities listed on a national securities exchange; or

•

meets such other criteria as may be established by the SEC.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

On May 15, 2008, the SEC issued an amendment to Rule 2a-46 (17-CFR.270-2a-460) under the Investment Company Act of 1940.  This amendment  provides for an additional definition of eligible portfolio company to include certain public companies that list their securities on a national securities Exchange. The Rule applies to companies with a market capitalization of less than $250 million.  The effective date of this Rule is July 21, 2008.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a business development company.

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

Compliance Policies and Procedures

The Company has adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•

Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

Pursuant to Rule 13a-15 of the 1934 Act, starting in fiscal year 2008, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm starting in fiscal year 2010; and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires Enercorp to review its current policies and procedures to determine whether the Company complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company will continue to monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that it is in compliance therewith.

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

Employees

As of June 30, 2007 the Company has one employee, Brett Homovec, President and COO.  He was employed through an employment agreement starting June 30, 2006 and lasting five years.  The agreement called for a base salary of $125,000 with incentive bonuses based on criteria to be set by the Compensation Committee.  Either the employee or employer may terminate his employment with approval from the Board of Directors.  Mr. Homovec resigned from the positions of President and COO effective August 14, 2007.  Mrs. Majlinda Xhuti was elected by the Board of Directors in the positions of CEO and CFO, replacing Mr. Homovec.

Item 2.  Properties

Enercorp does not own any real estate or other physical properties materially important to its operation. The Company’s headquarters are located at 23399 Commerce Drive Suite B-1, Farmington Hills MI 48335 where the Company subleases office space from a stockholder of the Company. The Company occupies an office and shares a common area with such stockholder.  The Company believes that the lease rate paid for this space represents current market rates.  The sublease is on a month-to-month basis. The Company believes that its office facilities are suitable and adequate for its business as it is presently conducted.

Item 3.  Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded on the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 30, 2005 through June 30, 2007, are as set forth below.  The "OTC" electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

		Price Range
	NAV(a)	High	Low
Fiscal 2007
Fourth quarter	$ (0.64)	$ 0.16	$ 0.08
Third quarter	(0.57)	0.40	0.40
Second quarter	(0.59)	0.40	0.40
First quarter	(0.57)	0.40	0.40
Fiscal 2006
Fourth quarter	(0.53)	0.30	0.30
Third quarter	(0.14)	0.30	0.30
Second quarter	(0.08)	0.30	0.30
First quarter	(0.02)	0.30	0.30
Fiscal 2005
Fourth quarter	0.05	0.30	0.30
Third quarter	0.16	0.30	0.30
Second quarter	0.31	0.33	0.30
First quarter	$ 0.69	$ 0.30	$ 0.30

(a) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the Over-The-Counter (OTC) market, through the OTC electronic bulletin board on December 31, 2008 was $0.04 per share.

The approximate number of record holders of the Company's common stock as of December 31, 2008 was approximately 1,332. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

Dividends

The Company has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Item 6. Selected Financial Data

	2007	2006	2005	2004	2003
Working capital	$ (447,307)	$ (370,515)	$ 34,672	$613,071	$640,272
Cash	190,370	1,100	-	417	618
Total investments	5,351	207,008	470,584	946,164	900,644
Total assets	196,605	208,841	470,584	946,581	901,262
Total liabilities	643,912	579,356	435,912	333,509	260,989
Net assets	(447,307)	(370,515)	34,672	613,071	640,272
Investment Income	60,647	42,962	1,311	992	1,310
Legal, accounting and other professional fees	28,065	36,173	63,876	12,417	16,336
Management and consulting fees	30,000	120,000	54,000	30,000	30,000
Officer wages	110,000	-	-	25,000	120,000
Interest expense	32,886	25,706	21,413	5,001	3,355
Total other general & administrative expenses	15,381	2,694	6,057	1,294	712
Investment loss before income taxes	(155,685)	(141,611)	(152,820)	(72,720)	(169,093)
Income taxes	-	-	-	-	-
Realized gain (loss) on investments	279,201	(773,182)	(380,194)	(19,161)	-

Net increase (decrease) in unrealized appreciation (depreciation) on investments	(200,308)	509,606	(45,385)	64,681	(145,199)

Net increase (decrease) in net assets resulting from operations	(76,792)	(405,187)	(578,399)	(27,200)	(314,292)

Increase (decrease) in net assets per share	$ (0.11)	$ (0.58)	$(0.83)	$ (0.04)	$ (0.45)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of any success in any of such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of June 30, 2007.

Total assets at the fiscal year end June 30, 2007 were $196,605. Net assets as of June 30, 2007 were $(447,307). For the years ended June 30, 2007, 2006, and 2005, the Company's cash flow was dependent primarily upon the sale of investments and certain loans made to the Company by related parties.

The Company's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities, when, and to the extent, the Board of Directors decides such sales are appropriate or necessary.

Contractual Obligations

	June 30, 2007	< 1 year

Non-related party notes payable	$ 325,000	$ 325,000

Related party notes payable:
Quorum Capital	26,828	26,828
First Equity	23,636	23,636
TICO	14,000	14,000
Brett Homovec	87,500	87,500

Total	$ 476,964	$ 476,964

Material Changes in Financial Condition

On June 30, 2007 the total fair value of investments was $5,351 compared to $207,008 on June 30, 2006. The decrease is mainly due to sale of investments in Williams Controls, Inc and a decrease in the fair market value of CPVD common stock.

Liabilities increased by $64,556 during fiscal year 2007.  The increase in liabilities for 2007 is mainly due to the increase of notes payable to related parties, interest payable, and management fees payable.

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

Results of Operations

Fiscal year 2007 compared to fiscal year 2006

The Company recorded $60,647 in investment income for fiscal year 2007, compared to $42,962 of investment income recorded in 2006. The change is mainly due to increase in consulting income, additional income from the sales of some travel incentives to third parties, and the write off of some liabilities.

The net investment loss for fiscal year 2007 was $155,685, compared to a net investment loss of $141,611 in fiscal year 2006.

Legal, accounting and other professional fees were $28,065 and $36,173 for the fiscal years 2007 and 2006, respectively.  The decrease from 2006 is related to legal fees.

Management, consulting fees and officer compensation increased to $140,000 in 2007, compared to $120,000 in 2006. This change is mainly due to the Company decision to employ through an employment agreement Mr. Brett Homovec starting June 30, 2006 for a base salary of $125,000 with incentive bonuses based on criteria to be set by the Compensation Committee.  Mr. Homovec was paid only $110,000 for the services rendered during fiscal year 2007.

The realized gain on investments for the fiscal year 2007 was $279,201 compared to the realized loss on investment of $773,182 for the fiscal year 2006.

The net increase (decrease) in unrealized appreciation (depreciation) on investments decreased from $509,606 during fiscal year 2006 to $(200,308) during fiscal year 2007. This was due to same factors as described in the first paragraph under “Material Changes in Financial Condition.”

Fiscal year 2006 compared to fiscal year 2005

The Company had income of $42,962 and $1,311 for the fiscal years ended June 30, 2006, and 2005, respectively, as a result of some refunds, and the write off of some accounts payable.

The Company’s net investment loss for fiscal year 2006 was $141,611 compared to $152,820 of net investment loss for fiscal year 2005.  The decrease in net investment loss for fiscal year 2005 is mainly due to the decrease in legal and professional fees.

The Company recorded $36,173 and $63,876 in legal, accounting and other professional fees for fiscal years 2006 and 2005, respectively. Management and consulting fees for fiscal year 2006 were $120,000 compared to $54,000 for fiscal year 2005. This is due to the engagement of a consultant by the Company during 2006 to assist in several projects.  The realized loss on investments for the fiscal year 2006 was $773,182 compared to $380,194 for the fiscal year 2005.

The net increase (decrease) in unrealized appreciation (depreciation) on investments increased from $(45,385) during fiscal year 2005 to $509,606 during fiscal year 2006. This was due to the write off of the investments in investees that filed for bankruptcy in December 2006, and a decrease in fair market value of CPVD common stock.

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

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2007. Based on that evaluation, our current CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2007 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management is working on filing with the SEC all of the Company’s past due filings.  Expected improvement of cash flow will ensure that the audits and reviews be completed on a timely basis, in order for management to file the reports by the due dates imposed by the SEC rules.

Item 9b.   Other information

None

PART III

Item 10.   Directors and Executive Officers of the Company

Directors and Executive Officers, serving the Company as of the date of this report, are identified as follows:

Name	Position with the Company	Age	Commencement Date
Majlinda Xhuti	Chairman, CEO & CFO	32	05/29/2008
Brett Homovec	Director	47	06/30/2006
Salvatore M. Parlatore	Director	35	10/16/2002
Eugene Nowak	Director	69	05/29/2008
Richard Foisy	Director	57	05/29/2008

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

Mr. Homovec resigned from his positions as President and COO effective August 15, 2007. He remains on the Board of Directors.

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

On May 29, 2008 the Board elected three new directors:  Mr. Eugene Nowak, Esq, Mr. Richard Foisy, CPA and Mrs. Majlinda Xhuti, CFO of the company was appointed Chairman of the Board of Directors and CEO and CFO. She was elected to serve in these positions until a replacement is duly elected and qualified. Both Mr. Foisy and Mr. Nowak are deemed to be disinterested directors.

Significant Employees

The Company does not have employees in payroll as of the day of this report.  Mrs. Xhuti, Chairman, CEO and CFO of the Company, is paid through a related party Acrodyne Corporation via a management agreement.  The only employee as of June 30, 2006 was Mr. Brett Homovec.  He was paid $110,000 in wages during fiscal year 2007.  Mr. Homovec was elected in the positions of COO and president effective June 30, 2006. He subsequently resigned from both of these positions on August 15, 2007.

Business Experience

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

Mr. Homovec had a five year employment agreement effective June 30, 2006.  The terms of the agreement were approved by the independent Board of Directors.  Mr. Homovec resigned from his positions as President and COO effective August 15, 2007. He remains on the Board of Directors.

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

Eugene Nowak, Esq – Mr. Nowak was elected as a director on May 29, 2008. He is a graduate of the University of Detroit School of Law, where he received his Juris Doctorate degree in 1964.  Since that time, he has been in private law practice, specializing in commercial, corporate, and real estate transitions in the state of Michigan. He has also served on various boards and committees for profit and non-profit organizations. His experience and background have led him into the commercial real estate investment business also.

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

Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended June 30, 2007, and written representations of the persons required to file said reports, the Company’s management concluded that directors and executive officers have filed all the required reports with the SEC.

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's Chief executive officer for each of the three years ending June 30, 2007, 2006 and 2005. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

                                                                 Annual Compensation (in dollars)                       Awards

                                                                                                                                      Securities

                                                                                                          Other Annual      Underlying

Name and Principal Position          Year          Salary          Bonus     Compensation       Stock Options

Brett Homovec                             2007           $110,000       -0-             -0-                        -0-

None*                                          2006                 0            -0-             -0-                        -0-

None                                            2005                 0            -0-             -0-                        -0-

* Brett Homovec received consulting fees of $90,000 during the fiscal year 2006.  He was elected as President, COO and Director effective June 30, 2006.

Option/SAR Grant Table

No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2007.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

No stock options were exercised during the fiscal year ended June 30, 2007.

Compensation of Directors

The Company has an arrangement with its disinterested non-employee Directors to pay them a fee of $500 for each regular and non-scheduled Board of Directors meeting attended, either in person or by telephone.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information as to each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's Directors and named Executive Officers, individually, and Executive Officers and Directors as a group, as of December 31, 2008.

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

Item 14.   Principal Accounting Fees and Services

Fees billed for services performed by the independent registered public accounting firm, UHY LLP and J.L. Stephan Co., PC, during the years ended June 30, 2007 and 2006, respectively are:

	2007	2006
Audit	$11,700	$18,000
Audit Related	5,705	13,162
Taxes	-	-

The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm.  Through June 30, 2007, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leases auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services.  UHY has no full time employees and therefore, none of the audit services performed were provided by full time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K

The following documents are filed as part of this report immediately following the signature page, or are incorporated herein by reference

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Statements of Net Assets as of June 30, 2007 and 2006	F-2
Schedules of Investments as of June 30, 2007 and 2006	F-3, F-4
Statements of Changes in Net Assets for each of the years in the three-year period ended June 30, 2007.	F-5
Statements of Operations for each of the years in the three-year period ended June 30, 2007	F-6
Statements of Cash Flows for each of the years in the three-year period ended June 30, 2007	F-7
Notes to Financial Statements	F-8 – F-16
(2) Certification pursuant to 18 USC, Section 1350, as adopted pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002.	F-17 – F-20
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

Date:   December 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities specified and on the dates indicated.

/s/ Brett Homovec, Director                                                                   Date: December 31, 2008

     Brett Homovec, Director

/s/ Salvatore M. Parlatore, Director                                                       Date: December 31, 2008

     Salvatore M. Parlatore, Director

/s/ Eugene Nowak, Director                                                                  Date: December 31, 2008

     Eugene Nowak, Director

/s/ Richard Foisy, Director                                                                    Date: December 31, 2008

     Richard Foisy, Director

/s/ Majlinda Xhuti, Director                                                                   Date: December 31, 2008

     Majlinda Xhuti, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Enercorp, Inc.

We have audited the accompanying statements of net assets and schedules of investments of Enercorp, Inc. as of June 30, 2007 and 2006, and the related statements of changes in net assets, operations, and cash flows for each of the years in the three year period ended June 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan

December 22, 2008

Enercorp, Inc.
Statements of Net Assets

	June 30, 2007	June 30, 2006
Assets
Investments, at fair value as determined by the Board of Directors , cost of $7,750 and 103,150 at June 30, 2007 and June 30, 2006, respectively	$ 5,351	$ 207,008
Cash	190,370	1,100
Prepaid insurance	884	733
Total assets	196,605	208,841

Liabilities

Note payable	325,000	325,000
Note payable-related parties	151,964	141,636
Accounts payable and accrued liabilities	19,443	13,102
Accrued management fees-related parties	67,500	52,500
Interest payable-related parties	13,687	3,461
Interest payable-other	66,318	43,657

Total liabilities	643,912	579,356
Commitments and contingencies	-	-
Net Assets	(447,307)	(370,515)

Analysis of Net Assets

Common stock, no par value: 10,000,000 shares authorized, 695,897 shares issued and outstanding at June 30, 2007 and June 30, 2006	1,888,251	1,888,251
Preferred stock, no par value; 1,000,000 shares authorized, zero issued and outstanding	-	-
Accumulated deficit	(2,333,158)	(2,456,674)
Net unrealized appreciation (depreciation) on investments	(2,400)	197,908
Net assets (equivalent to $(0.64) and $(0.53) per share based on 695,897 shares of capital stock outstanding)	$ (447,307)	$ (370,515)

See accompanying notes to financial statements

Enercorp, Inc.
Schedule of Investments as of June 30, 2007

Description of Business		No of Shares	Share Price	Cost/ Equity	Value Before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Computer Software Product &	1,751	$0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics	Diagnostic test kits	300	0.100	150	30	-	30

Total All Companies				$ 7,750	$ 13,332	$ (7,981)	$ 5,351

See accompanying notes to financial statements

Enercorp, Inc.
Schedule of Investments as of June 30, 2006

Description of Business		No of Shares	Share Price	Cost/ Equity	Value Before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Computer Software Product &	1,751	$ 0.005	$ -	$ 9	$ (8)	$ 1
	Web Site Development	9,500,000	0.005	101,650	47,500	(42,180)	5,320

				101,650	47,509	(42,188)	5,321

Unaffiliated Companies
Common Stocks-Public Market Method of Valuation
Williams Controls, Inc	Motor Vehicle Parts	16,666	12.100	-	201,659	-	201,659
Vitro Diagnostics	Diagnostic test kits	300	0.094	1,500	28	-	28

Total All Companies				$ 103,150	$ 249,196	$(42,188)	$ 207,008

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Changes in Net Assets

For the years ended June 30, 2007, 2006 and 2005

	June 30, 2007	June 30, 2006	June 30, 2005
Decrease in net assets from operations:
Net investment loss	$ (155,685)	$ (141,611)	$ (152,820)
Net realized gain (loss) from investments	279,201	(773,182)	(380,194)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(200,308)	509,606	(45,385)

Net decrease in net assets resulting from operations	(76,792)	(405,187)	(578,399)
Net assets
Beginning of the year	(370,515)	34,672	613,071
End of year	$ (447,307)	$ (370,515)	$ 34,672

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Operations

For the years ended June 30, 2007, 2006 and 2005

	June 30, 2007	June 30, 2006	June 30, 2005
Revenues
Consulting income-related party	$ 58,500	$ -	$ -
Sale commissions	1,670	6,125	-
Interest income	66	-	-
Income from extinguishment of liabilities	411	36,837	1,311
Total revenues	60,647	42,962	1,311

Expenses
Compensation of officers	110,000	-	-
Legal, accounting and other professional fees	28,065	36,173	63,876
Consulting fees-related party	-	90,000	14,000
Management fees-related party	30,000	30,000	40,000
Interest expense	22,660	22,840	20,819
Interest expense-related parties	10,226	2,866	594
Travel expense	-	-	3,285
Contingency	-	-	5,500
Other general and administrative expenses	15,381	2,694	6,057
Total expenses	216,332	184,573	154,131
Investment loss before income tax expense	(155,685)	(141,611)	(152,820)
Income tax expense	-	-	-

Net investment loss	(155,685)	(141,611)	(152,820)
Realized gain (loss) and net increase (decrease) in unrealized appreciation (depreciation) on investments
Net realized gain (loss) on investments	279,201	(773,182)	(380,194)
Net increase (decrease) in unrealized appreciation (depreciation) on investments, net of $0 taxes	(200,308)	509,606	(45,385)
	78,893	(263,576)	(425,579)
Net decrease in net assets resulting from operations	(76,792)	(405,187)	(578,399)
Decrease in net assets per share	$ (0.11)	$ (0.58)	$ (0.83)

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Cash Flows

For the years ended June 30, 2007, 2006 and 2005

	June 30, 2007	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$ (76,792)	$ (405,187)	$ (578,399)
Adjustments to reconcile net decrease in net assets to net cash provided by (used in) operating activities:

Proceeds from sale of investments	280,550	-	50,000
Realized (gain) loss on investments	(279,201)	773,182	380,194
Net (increase) decrease in unrealized (appreciation) depreciation on investments	200,308	(509,606)	45,385
Note payable issued for consulting fees	-	90,000	-
Increase in other assets	(151)	(733)	-
Increase (decrease) in accounts payable and accrued expenses	54,228	55,808	(191,646)

Gain from extinguishment of note payable	-	(30,000)	-
Total adjustments	255,734	378,651	283,933
Net cash provided by (used in) operating activities	178,942	(26,536)	(294,466)

Cash flows from financing activities:
Proceeds from notes payable	12,828	27,636	349,000
Payments of notes payable	(2,500)	-	(54,951)
Net cash provided by financing activities	10,328	27,636	294,049

Net increase (decrease) in cash	189,270	1,100	(417)
Cash, beginning of the year	1,100	-	417
Cash, end of year	$ 190,370	$ 1,100	$ -

Supplemental disclosure of non-cash transactions:
Note payable issued for consulting fees	$ -	$ 90,000	$ -
Supplemental disclosure of cash flow information:
Interest paid	-	-	32,925
Income taxes paid	-	-	-

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

Note 2.  Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are susceptible to change relate to the determination of the valuation of non-marketable investment securities.

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

Reclassifications

Certain fiscal year 2006 amounts have been reclassified to conform to presentation adopted in fiscal year 2007.

Recently Issued Accounting Standards

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

Note 3.  Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted net decrease in net assets per common share resulting from operations for the years ended June 30, 2007, 2006, and 2005, respectively:

	June 30, 2007	June 30, 2006	June 30, 2005

Numerator for decrease in net assets per share:	$ (76,792)	$ (405,187)	$ (578,399)
Denominator for basic and diluted weighted average shares:	695,897	695,897	695,897
Basic and diluted net decrease in net assets per common share resulting from operations:	$ (0.11)	$ (0.58)	$ (0.83)

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

Ajay Sports Inc., Pro Golf International, Inc. and ProGolf.com represented a significant percentage of the Company’s portfolio value.  As a result of the Chapter 11 Reorganization of these investee companies, the Company believed the valuation of these investee companies had been materially impaired.

As of June 30, 2006, investments in Ajay Sports, Inc., Pro Golf International, Inc. and ProGolf.com, Inc., were written off of the investment schedule of the company.  These investees were liquidated under proceedings of Chapter 7 of the bankruptcy code.

New Investments

The Company conducted a review and reconciliation of Transfer Agent records with the Company’s investee portfolio account and identified 16,666 shares of Williams Controls, Inc. in the Company’s name.  The shares of Williams Controls, Inc. had been held as collateral by Comerica Bank for a loan that the Company had paid-in-full in March 2001.  The Company requested and received the 16,666 shares of Williams Controls, Inc. and on June 4, 2007 the shares were deemed freely-tradable.  The Company included the shares in its portfolio account as of June 30, 2006

The Company sold all shares of common stock in Williams Controls, Inc. for working capital purposes in fiscal 2007.  The shares were sold in open market transactions through an unaffiliated broker.  Upon settlement of the trades, the Company received total net proceeds of approximately $280,000.  The proceeds have been used to make payments on current and past due liabilities and other debt obligations.

Existing Investments

The Company owns 9,501,751 shares of a related party, Compusonics Video, Inc., which were trading publicly at $0.001 per share as of June 30, 2007. Subsequent to June 30, 2007 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  This investment has been permanently written down by $94,050 to reflect the significant decline in the fair market value of the investment. Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

Also, on June 30, 2007 the Company wrote down the cost basis of investment in Vitrio Diagnostics, Inc.  The Company recorded a realized loss of $1,350 due to this permanent decline in fair value of this investment.

Note 5.  Notes Payable

The notes payable of $325,000, arising from the conversion of preferred stock to secured debt, are short-term notes earning interest at 7%. They are due on demand, and are secured by investments of the Company. The creditors related to these notes have not demanded any payments on the notes or the interest accrued on the notes. These investors are willing to extend the terms of the notes or convert the notes to equity.

As of June 30, 2006, the Company wrote off the note payable to The Wen Group in the face amount of $30,000 bearing no interest. No payments have been made on this note. The Company has questioned the realization of this note as the Company has not been able to contact The Wen Group.  Therefore, the Company decided to write off this note as of June 30, 2006.

Note 6.  Related Party Transactions

•

Notes Payable-Related Parties

The following table represents all outstanding related party notes payable and accrued interest at June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
Name	Principal	Interest	Principal	Interest	Security	Int. rate	Due date

Quorum Capital	$26,828	$ 2,976	$ 14,000	$ 1,546	Investments	7%	On demand
First Equity	23,636	2,567	23,636	913	Investments	7%	On demand
TICO	14,000	1,982	14,000	1,002	Investments	7%	On demand
Brett Homovec	87,500	6,162	90,000	-	Unsecured	7%	On demand

Total	$151,964	$13,687	$ 141,636	$ 3,461

The above three entities are related to Mr. Thomas and Shirley Itin  though direct or indirect common ownership.

The creditors related to these notes have not demanded any payments on them, or the interest accrued on the notes. These investors are willing to extend the terms of the notes, or convert the notes to equity.

The Company recorded a $90,000 note payable to Brett Homovec for the consulting services rendered during the year ended June 30, 2006.  Mr. Homovec was serving as an independent consultant before his election as President and COO of the Company on June 30, 2006. This note bears interest at 7%, and is payable on demand.

•

Accounts Payable-Related Parties

Accrued management fees due to Acrodyne were $67,500 and $52,500 as of June 30, 2007 and 2006, respectively.  Acrodyne subleases office space to Enercorp and it also supplies the services of the CEO and CFO.  Related party management fees included in the statements of operations for each of the years ended June 30, 2007, 2006 and 2005 were $30,000, $30,000 and $40,000, respectively.

The Company had related party consulting income of $58,500, which includes $20,000 from Ajay Sports, Inc. a former investee of the Company liquidated under bankruptcy proceedings in late 2007, and $38,500 from The Owners Club of America, LLC (“TOCA”), a private real estate company.  Mr. Thomas Itin, a consultant to the Company had a controlling interest in Ajay Sports, Inc., and he has a 50% interest in TOCA..

Note 7.  Income Taxes

The Company adopted, effective July 1, 1992, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992.  Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities. For the fiscal years ended June 30, 2007, 2006, and 2005, the Company’s tax expense is $0.

The components of the deferred tax assets and liabilities at June 30, 2007 and 2006 consist of the following:

	June 30, 2007	June 30, 2006
Unrealized loss on investments	$ 264,000	$ 196,000
Capital loss carryover	34,000	129,000
Net operating loss carry forward	433,000	390,000
Accrued interest	25,000	15,000
Valuation allowance	(756,000)	(730,000)
Total net deferred tax assets	$ -	$ -

At June 30, 2007 the Company has a net operating loss carry forward available to offset future taxable income of approximately $1,355,545 that expires during various years starting June 30, 2018.

The Company’s effective income tax rate of 0% differs from the federal statutory rate of 34% for the reasons set forth below for the years ended June 30:

	2007	2006	2005
Income taxes at the statutory rate	$ (26,000)	$ (138,000)	$ (197,000)
Change in valuation allowance	26,000	138,000	238,000
Other	-	-	(41,000)
Total income taxes	$ -	$ -	$ -

Note 8: Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2007, 2006 and 2005 is unaudited; however, in the opinion of management, all adjustments necessary to fairly state the results of operations for the interim periods have been included.

	Income	Expenses	Net Investment Income/Loss	Net Increase (Decrease) in Unrealized Appreciation/ (Depreciation) on Investments	Realized Gain/Loss on Investments	Decrease in Net Assets Per Share
Fiscal 2007 – Quarters:
30-Sep-06	$ 14,170	$ 48,865	$ (34,695)	$ 9,495	$ -	$ (0.04)
31-Dec-06	20,000	66,680	(46,680)	30,500	-	(0.02)
31-Mar-07	15,000	44,724	(29,724)	46,181	-	0.02
30-Jun-07	11,477	56,063	(44,586)	(286,484)	279,201	(0.07)
	60,647	216,332	(155,685)	(200,308)	279,201	(0.11)

Fiscal 2006 – Quarters:
30-Sep-05	4,448	18,396	(13,948)	(36,173)	-	(0.07)
31-Dec-05	-	36,812	(36,812)	(2,492)	-	(0.06)
31-Mar-06	917	19,559	(18,642)	(22,044)	-	(0.06)
30-Jun-06	37,597	109,806	(72,209)	570,315	(773,182)	(0.39)
	42,962	184,573	(141,611)	509,606	(773,182)	(0.58)
Fiscal 2005 – Quarters:
30-Sep-04	-	41,992	(41,992)	(91,826)	-	(0.19)
31-Dec-04	-	53,162	(53,162)	168,964	(380,194)	(0.38)
31-Mar-05	-	31,332	(31,332)	(74,327)	-	(0.15)
30-Jun-05	1,311	27,645	(26,334)	(48,196)	-	(0.11)
	$ 1,311	$ 154,131	$ (152,820)	$ (45,385)	$ (380,194)	$ (0.83)

•

Significant 2006 Fourth Quarter Adjustment

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

Also, in the fourth quarter of fiscal 2006, the Company wrote off the investments in Ajay Sports, Inc and its two subsidiaries ProGolf.com, Inc. and Pro Golf International, Inc.  The Company realized a loss of $679,132 from writing off these investments. Also, the Company wrote down the cost basis of CPVD shares and realized a loss of $94,050.  These investments were written down based on the events as discussed in Note 4.

In addition, the Company wrote off the note payable to The Wen Group in the amount of $30,000.  The Company deemed that the note would not be realized as the Company has not been able to contact The Wen Group.

Note 9: Subsequent Events

Entry into a Material Definitive Agreement.

On September 29, 2008, Enercorp, Inc. (“Enercorp”) entered into a binding letter of intent (the “Binding Letter of Intent”) with American Plastics Processing Products, Inc. (“AP3”) and its President, Mr. DiNello, setting forth the principal terms on which AP3 will make an investment in Enercorp.  As part of this investment, Enercorp will obtain a $500,000 secured line of credit, 500,000 shares of common stock of LBO Capital Corp. 250,000 shares of common stock of EDEN Research, PLC (a publicly listed company in the United Kingdom), and $250,000 worth of AP3 common stock.  In exchange, AP3 will obtain approximately 3,083,333 shares of common stock of Enercorp.  The Binding Letter of Intent does not set forth all of the terms related to this transaction, and Enercorp and AP3 agree to negotiate in good faith such other terms as well as definitive documents as appropriate to evidence this transaction.  Consummation of this transaction is expected to occur in January 2009.

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

I, Majlinda Xhuti certify that:

1.	I have reviewed this Annual Report on Form 10-K of Enercorp, Inc.;

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
Date: December 31, 2008
/s/ Majlinda Xhuti
Chief Executive Officer

EXHIBIT 31.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

I, Majlinda Xhuti, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Enercorp, Inc.

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
Date: December 31, 2008
/s/ Majlinda Xhuti
Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      I, Majlinda Xhuti, Chief Executive Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 31, 2008

/s/ Majlinda Xhuti.

Chief Executive Officer

EXHIBIT 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      I, Majlinda Xhuti, Chief Financial Officer of Enercorp, Inc (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 31, 2008

/s/Majlinda Xhuti.

Chief Financial Officer