Form 10-Q
period 2007-09-30
ENERCORP INC
filed 2009-01-14
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:               Yes     No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)            Yes            No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of September 30, 2007 was 695,897.

PART I

Item 1:   Financial Statements

Enercorp, Inc.

Statements of Net Assets

ASSETS	September 30, 2007 (Unaudited)	June 30, 2007

Investments, at fair value, as determined by the Board of Directors, cost of $7,750 at both September 30, 2007 and June 30, 2007	$ 5,330	$ 5,351
Cash	15,417	190,370
Prepaid insurance	3,535	884
Total assets	24,282	196,605

LIABILITIES

Note payable	325,000	325,000
Note payable-related parties	85,032	151,964
Accounts payable and accrued liabilities	10,420	19,443
Accrued management fees-related party	2,500	67,500
Interest payable -related parties	3,042	13,687
Interest payable - other	72,052	66,318

Total liabilities	498,046	643,912
Commitments and contingencies	-	-
NET ASSETS	(473,764)	(447,307)

ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized 695,897 shares issued and outstanding at September 30, 2007 and June 30, 2007.	1,888,251	1,888,251
Preferred stock, no par value; 1,000,000 shares authorized, zero issued and outstanding	-	-
Accumulated deficit	(2,359,594)	(2,333,158)
Net unrealized depreciation on investments	(2,421)	(2,400)
Net assets (equivalent to $(0.68) and $(0.64) per share based on 695,897 shares of capital stock outstanding)	$ (473,764)	$ (447,307)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of September 30, 2007 (Unaudited)

Description of Business		No of Shares	Price per Share	Cost/ Equity	Value before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$ 0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.030	150	9		9

Total All Companies				$ 7,750	$ 13,311	$ (7,981)	$ 5,330

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of June 30, 2007

Description of Business		No of Shares	Price per Share	Cost/ Equity	Value before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$ 0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.100	150	30	-	30

Total All Companies				$ 7,750	$ 13,332	$ (7,981)	$ 5,351

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Changes in Net Assets (Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006
Decrease in net assets from operations:
Net investment loss	$ (26,436)	$ (34,695)
Net realized gain (loss) from investments	-	-
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(21)	9,495

Net decrease in net assets resulting from operations	(26,457)	(25,200)
Net assets
Beginning of the period	(447,307)	(370,515)
End of the period	$ (473,764)	$ (395,715)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Operations (Unaudited)

	Three months ended September 30,
	2007	2006
REVENUES
Consulting income-related party	$ -	$ 12,500
Sales commissions	-	1,670
Miscellaneous income	236	-
Total revenues	236	14,170

EXPENSES
Compensation of officers	10,000	30,000
Legal , accounting & other professional fees	585	372
Management fees-related party	7,500	7,500
Interest expense-other	5,734	5,644
Interest expense-related party	1,732	2,506
Other general & administrative expenses	1,121	2,843
Total expenses	26,672	48,865
Investment loss before income tax expense	(26,436)	(34,695)
Income tax expense	-	-
Net investment loss	(26,436)	(34,695)

Net increase (decrease) in unrealized appreciation (depreciation) on investments, net of $0 taxes	(21)	9,495

Net decrease in net assets resulting from operations	(26,457)	(25,200)
Decrease in net assets per share	$ (0.038)	$ (0.036)
Weighted average shares outstanding	695,897	695,897

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$ (26,457)	$ (25,200)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:

Net change in unrealized (appreciation) depreciation on investments	21	(9,495)
Increase in other assets	(2,651)	(2,802)
Increase in accounts payable
and accrued expenses	(78,934)	36,387
Total adjustments	(81,564)	24,090
Net cash used in operating activities	(108,021)	(1,110)

Cash flows from financing activities:
Proceeds from notes payable	-	2,828
Payments of notes payable	(66,932)	(2,500)
Net cash provided by (used in) financing activities	(66,932)	328

Decrease in cash	(174,953)	(782)
Cash, beginning of period	190,370	1,100
Cash, end of period	$ 15,417	$ 318

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Notes to the Unaudited Financial Statements

Note 1:  Financial Statements.

The financial data presented herein is unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Enercorp, Inc. Results of interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2007. For purposes of this report, "Enercorp", the "Company", "we", "our", "us" or similar references mean Enercorp, Inc., unless the context requires otherwise.

Note 2. Investments

Existing Investments

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation (“CPVD”), which were trading publicly at $0.001 per share as of September 30, 2007. Subsequent to September 30, 2007 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  This investment has been permanently written down by $94,050 to reflect the significant decline in the fair market value of the investment. Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The Company paid $72,500 of management fees to Acrodyne Corporation during the three-month period ended September 30, 2007. The balance of accrued fees due to Acrodyne Corporation was $2,500 as of September 30, 2007. Acrodyne and Enercorp share the same office space and have common ownership.

Enercorp made $2,689 and $7,000 of interest and principal payments, respectively, on the note payable to Quorum Capital, Inc. during the three-month period ended September 30, 2007. Also, Enercorp made interest payments of $1,981 to TICO, a Michigan partnership and $2,567 to First Equity Corporation. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. All of the above related companies share the same office space with Enercorp and have common ownership.

In addition, Enercorp made interest and principal payments of $5,138 and $59,932, respectively, on the note payable to Brett Homovec during the three month period ended September 30, 2007. The Company recorded a $90,000 note payable to Brett Homovec for the services rendered during the year ended June 30, 2006.  Mr. Homovec was serving as an independent consultant before his election as President and COO of the Company on June 30, 2006. Currently, he only serves on the Board of Directors.  This note bears interest at 7%, and is payable on demand.

Note 4:  Liabilities

The following schedule represents detailed liabilities as of September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007

Notes Payable-Current	$ 325,000	$ 325,000
	325,000	325,000
Notes Payable Related
Note payable-TICO	14,000	14,000
Note payable-First Equity Corporation	23,636	23,636
Note payable-Quorum Capital	19,829	26,828
Note payable - Brett Homovec	27,567	87,500
	85,032	151,964

Accounts payable	10,420	19,443
Accrued management fees - Acrodyne	2,500	67,500
Interest payable
Interest payable-Quorum Capital	719	2,976
Interest payable-TICO	247	1,982
Interest payable-First Equity Corporation	417	2,567
Interest payable-Brett Homovec	1,659	6,162
Interest payable-Current	72,052	66,318
	$ 75,094	$ 80,005

The notes payable of $325,000 are short term notes at 7% interest. The creditors related to these notes have not demanded any payments on the notes nor the interest accrued on the notes. These investors are willing to extend the terms of the notes, or convert the notes to equity.

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation, which were trading publicly at $0.001 per share as of September 30, 2007. Subsequent to September 30, 2007 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  This investment has been permanently written down by $94,050 to reflect the significant decline in the fair market value of the investment.

Current liabilities decreased by $145,866, and net assets value decreased by $26,457 during the three month period ended September 30, 2007.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position. Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of success in any such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of September 30, 2007.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

The Company had a net investment loss of $26,436 for the three month period ended September 30, 2007 as compared to a net investment loss of $34,695 for the three month period ended September 30, 2006.  The decrease in losses for the three-month period ended September 30, 2007 is mainly due to decrease in compensation expense and interest expense.

The Company had no consulting income for this period.  Officer compensation decreased by $20,000 during the three months ended September 30, 2007.  Interest expense decreased by $684 and other general and administrative expense decreased by $1,722 for this reporting period compared to same period last year.

The Company had $21 of unrealized loss on investment and $9,495 of unrealized gain on investments for the three month period ended September 30, 2007 and 2006, respectively. The change is mainly due to Williams Controls, Inc. investment, which appreciated during the three months ended September 30, 2006 and was subsequently sold in June 2007.

The Company had a $0.038 and $0.036 decrease in net assets per share for the three month period ended September 30, 2007 and 2006, respectively.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

None

Item 4.   Controls and Procedures.

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

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2007. Based on that evaluation, our current CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended September 30, 2007 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

ENERCORP, INC

(Registrant)

By:/s/ Majlinda Xhuti

Majlinda Xhuti

Chairman, President & CEO

Date: January 14, 2009

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

Date: January 14, 2009

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

Date: January 14, 2009

/s/ Majlinda Xhuti
Chief Financial Officer

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      I, , Chief Executive Officer of Enercorp, Inc. (“the Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 14, 2009

/s/Majlinda Xhuti.

Chief Executive Officer

EXHIBIT 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      I, Majlinda Xhuti, Chief Financial Officer of Enercorp, Inc. (“the Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 14, 2009

/s/Majlinda Xhuti.

Chief Financial Officer