Form 10-Q
period 2007-12-31
ENERCORP INC
filed 2009-01-14
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of December 31, 2007 was 695,897.

PART I

Item 1:   Financial Statements

Enercorp, Inc.

Statements of Net Assets

ASSETS	December 31, 2007 (Unaudited)	June 30, 2007

Investments, at fair value, as determined by the Board of Directors, cost of $7,750 at both December 31, 2007 and June 30, 2007	$ 5,372	$ 5,351
Cash	410	190,370
Prepaid expenses	6,651	884
Total assets	12,433	196,605

LIABILITIES
Note payable	325,000	325,000
Note payable-related parties	85,032	151,964
Accounts payable and accrued liabilities	10,151	19,443
Accrued management fees-related party	-	67,500
Interest payable -related parties	4,543	13,687
Interest payable - other	77,786	66,318
Total liabilities	502,512	643,912
Commitments and contingencies	-	-
NET ASSETS	(490,079)	(447,307)

ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized 695,897 shares issued and outstanding at December 31, 2007 and June 30, 2007.	1,888,251	1,888,251
Preferred stock, no par value, 1,000,000 shares authorized, zero issued and outstanding	-	-

Accumulated deficit	(2,375,951)	(2,333,158)
Net unrealized depreciation on investments	(2,379)	(2,400)
Net assets (equivalent to $(0.70) and $(0.64) per share based on 695,897 shares of common stock outstanding)	$ (490,079)	$ (447,307)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of December 31, 2007

 (Unaudited)

Description of Business		No of Shares	Price per Share	Cost/ Equity	Value before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$ 0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.170	150	51		51

Total All Companies				$ 7,750	$ 13,353	$ (7,981)	$ 5,372

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of June 30, 2007

Description of Business		No of Shares	Price per Share	Cost/ Equity	Value before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$ 0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.100	150	30	-	30

Total All Companies				$ 7,750	$ 13,332	$ (7,981)	$ 5,351

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Changes in Net Assets (Unaudited)

	Six months ended December 31, 2007	Six months ended December 31, 2006
Decrease in net assets from operations:
Net investment loss	$ (42,793)	$ (81,375)
Net realized gain (loss) from investments	-	-
Net increase (decrease) in unrealized appreciation (depreciation) on investments	21	39,995

Net decrease in net assets resulting from operations	(42,772)	(41,380)
Net assets
Beginning of the period	(447,307)	(370,515)
End of the period	$ (490,079)	$ (411,895)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Operations (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
REVENUES
Consulting income-related party	$ -	$ 20,000	$ -	$ 32,500
Sales commissions	-	-	-	1,670
Miscellaneous income	-	-	236	-
Total revenues	-	20,000	236	34,170

EXPENSES
Officer compensation	-	30,000	10,000	60,000
Legal, accounting & other professional fees	450	18,038	1,035	18,410
Management fees-related party	7,500	7,500	15,000	15,000
Interest expense-other	5,735	5,735	11,469	11,379
Interest expense- related party	1,499	2,505	3,231	5,011
Other general & administrative expenses	1,173	2,902	2,294	5,745
Total expenses	16,357	66,680	43,029	115,545
Investment loss before income tax expense	(16,357)	(46,680)	(42,793)	(81,375)
Income taxes expense	-	-	-	-
Net investment loss	(16,357)	(46,680)	(42,793)	(81,375)

Net increase (decrease) in unrealized appreciation (depreciation) on investments, net of $0 taxes	42	30,500	21	39,995

Net decrease in net assets resulting from operations	(16,315)	(16,180)	(42,772)	(41,380)
Decrease in net assets per share	$ (0.023)	$ (0.023)	$ (0.061)	$ (0.059)
Weighted average shares outstanding	695,897	695,897	695,897	695,897

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$ (42,772)	$ (41,380)
Adjustments to reconcile net decrease in net
assets to net cash provided by (used in) operating activities:

Net change in unrealized appreciation (depreciation) on investments	(21)	(39,995)
Increase in other assets	(5,767)	(1,918)
Increase (decrease) in accounts payable
and accrued expenses	(74,468)	86,492
Total adjustments	(80,256)	44,579
Net cash provided by (used in) operating activities	(123,028)	3,199

Cash flows from financing activities:
Proceeds from notes payable	-	2,828
Payments of notes payable	(66,932)	(2,500)
Net cash provided by (used in) financing activities	(66,932)	328
Increase (decrease) in cash	(189,960)	3,527
Cash, beginning of period	190,370	1,100
Cash, end of period	$ 410	$ 4,627

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

Note 2.  Investments

Existing Investments

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation (“CPVD”), which were trading publicly at $0.001 per share as of December 31, 2007. Subsequent to December 31, 2007, this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  This investment has been permanently written down by $94,050 to reflect the significant decline in its fair market value.  Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The Company paid $86,500 of management fees to Acrodyne Corporation during the six-month period ended December 31, 2007, which included $4,000 of prepaid management fees and $82,500 of accrued management fees.  Acrodyne and Enercorp share the same office space and have common ownership.

Enercorp made $2,689 and $7,000 of interest and principal payments, respectively, on the note payable to Quorum Capital, Inc. during the six-month period ended December 31, 2007. Also, Enercorp made interest payments of $1,981 to TICO, a Michigan partnership, $2,567 to First Equity Corporation. Terms and conditions of these notes were approved by the independent board of directors of Enercorp. All of the above related companies share the same office space with Enercorp and have common ownership.

In addition, Enercorp made interest and principal payments of $5,138 and $59,932, respectively, on the note payable to Brett Homovec during the six month period ended December 31, 2007. The Company recorded a $90,000 note payable to Brett Homovec for the services rendered during the year ended June 30, 2006.  Mr. Homovec was serving as an independent consultant before his election as President and COO of the Company on June 30, 2006. Currently, he only serves on the Board of Directors.  This note bears interest at 7%, and is payable on demand.

Note 4:  Liabilities

The following schedule represents detailed liabilities as of December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30, 2007

Notes payable	$ 325,000	$ 325,000
	325,000	325,000
Notes payable Related
Note payable-TICO	14,000	14,000
Note payable-First Equity Corporation	23,636	23,636
Note payable-Quorum Capital	19,829	26,828
Note payable-Brett Homovec	27,567	87,500
	85,032	151,964

Accounts payable	10,151	19,443
Accrued management fees-Acrodyne	-	67,500
Interest payable
Interest payable-Quorum Capital	1,069	2,976
Interest payable-TICO	494	1,982
Interest payable-First Equity Corporation	834	2,567
Interest payable - Brett Homovec	2,146	6,162
Interest payable-Current	77,786	66,318
	$ 82,329	$ 80,005

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

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation, which were trading publicly at $0.001 per share as of December 31, 2007. Subsequent to December 31, 2007 this investment was trading at $0.0008 per share. Management deemed this decline to be permanent.  This investment has been permanently written down by $94,050 to reflect the significant decline in its fair market value.

Current liabilities decreased by $141,400 and net asset value decreased by $42,772 during the six month period ended December 31, 2007. Net asset value per share decreased from $(0.64) to $(0.70) during this six month period.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position. Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of success in any such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of December 31, 2007.

Results of Operations

Three months ended December 31, 2007 compared to three months ended December 31, 2006.

The Company had a net investment loss of $16,357 for the three month period ended December 31, 2007 as compared to a net investment loss of $46,680 for the three month period ended December 31, 2006.  The decrease in losses for the three month period ended December 31, 2007 is mainly due to decrease in compensation expense and professional expense.

The Company had no consulting income for this period as compared to $20,000 of consulting income for the same period in 2006.  Officer compensation decreased by $30,000 when comparing the 2007 and 2006 periods.  Professional expense decreased by $17,588 for this period.  Interest expense decreased by $1,006 and other general and administrative expense decreased by $1,729 for this three month period compared to the same period last year.

The Company had $42 and $30,500 of unrealized gain on investment for the three month period ended December 31, 2007 and 2006, respectively. The change is mainly due to Williams Controls, Inc. investment, which appreciated during the three months ended December 31, 2006 and was subsequently sold in June 2007.

The Company had a $0.023 decrease in net assets per share for both three month periods ended December 31, 2007 and 2006.

Six months ended December 31, 2007 compared to six months ended December 31, 2006.

The Company had a net investment loss of $42,793 and $81,375 for the three month period ended December 31, 2007 and 2006, respectively.

The Company had no consulting income for this period compared to $32,500 for the same period last year.  Officer compensation decreased by $50,000 for the six months ended December 31, 2007 when compared to the six months ended December 31, 2006.  Professional fees decreased by $17,375 for the six months ended December 31, 2007 compared to the same period in 2006.  Interest expense decreased by $1,690 and other general and administrative expense decreased by $3,451 for this six month period compared to the same period last year.

The Company had $21 and $39,995 of unrealized gain on investment for the six month period ended December 31, 2007 and 2006, respectively. The change is mainly due to Williams Controls, Inc. investment, which appreciated during the six months ended December 31, 2006 and was subsequently sold in June 2007.

The Company had a $0.061 and $0.059 decrease in net assets per share for the six month periods ended December 31, 2007 and 2006, respectively.

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

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, our current CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended December 31, 2007 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 14, 2009

/s/Majlinda Xhuti.

Chief Financial Officer