Form 10-K
period 2008-06-30
ENERCORP INC
filed 2009-03-27
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

--------           SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “ACT”)

FOR THE FISCAL YEAR ENDED: JUNE 30, 2008

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

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:              Yes   X        No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    X

As of March 27, 2009, there were 695,897 shares of common stock issued and outstanding and the aggregate market value of the common stock (based upon the average of the bid and asked prices of these shares on the over-the-counter market of the Company) held by non-affiliates was approximately 12,000.

F-#

Enercorp, Inc.

Form 10-K for the Fiscal

 Year Ended June 30, 2008

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

16

Item 8.  Financial Statements and Supplementary Data

18

Item 9.  Changes in and Disagreements with Accountants on

              Accounting and Financial Disclosure

18

Item 9a.Controls and Procedures

18

Item 9b.Other Information

19

PART III

Item 10.   Directors and Executive Officers of the Company

20

Item 11.   Executive Compensation

23

Item 12.   Security Ownership of Certain Beneficial Owners

                and Management

24

Item 13.   Certain Relationships and Related Transactions

24

Item 14.   Principal Accounting Fees and Services

25

PART IV

Item 15.   Exhibits, Financial Statement Schedules and

                Reports on Form 8-K

25

SIGNATURES

27

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.” When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2009, which runs from July 1, 2008 to June 30, 2009.

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

The Company has no fixed policy as to any particular business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire.  The Company has in the past, and may continue in the future to invest in assets that are not qualifying assets as defined by Section 55 of the Investment Company Act; however, no such additional assets have been identified as of June 30, 2008, and the Company does not intend to fall below the 70% requirement as set forth in Section 55 of that Act.

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

•

Pursuant to Rule 13a-15 of the 1934 Act, starting in fiscal 2008, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm starting in fiscal 2010, and

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Employees

The Company had no employees as of June 30, 2008.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded on the Over-The-Counter (OTC) market, through the OTC electronic bulletin board. The ranges of the high and low bid quotations as published by the OTC electronic bulletin board for the periods from September 30, 2005 through June 30, 2008, are as set forth below.  The "OTC" electronic bulletin board pricing information reflects inter-dealer prices, without retail mark-up or mark-down or commissions and may not necessarily represent actual transactions.

	NAV(a)	Price Range
		High	Low

Fiscal 2008
Fourth quarter	$(0.71)	$ 0.03	$ 0.02
Third quarter	(0.73)	0.05	0.02
Second quarter	(0.70)	0.08	0.05
First quarter	(0.68)	0.08	0.08
Fiscal 2007
Fourth quarter	(0.64)	0.16	0.08
Third quarter	(0.57)	0.40	0.40
Second quarter	(0.59)	0.40	0.40
First quarter	(0.57)	0.40	0.40
Fiscal 2006
Fourth quarter	(0.53)	0.30	0.30
Third quarter	(0.14)	0.30	0.30
Second quarter	(0.08)	0.30	0.30
First quarter	(0.02)	0.30	0.30

(a) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the Over-The-Counter (OTC) market, through the OTC electronic bulletin board on March 27, 2009 was $0.02 per share.

The approximate number of record holders of the Company's common stock as of March 27, 2009 was approximately 1,332. This number does not include beneficial owners whose shares are held on account in "street name" by banks or brokerage firms.

Dividends

The Company has paid no dividends on its common stock within the past five years, and has no intention to pay cash dividends in the future.

Item 6. Selected Financial Data

	2008	2007	2006	2005	2004
Working capital	$(527,346)	$ (447,307)	$ (370,515)	$ 34,672	$ 613,071
Cash	193	190,370	1,100	-	417
Total investments	$ 5,375	5,351	207,008	470,584	946,164
Total assets	6,452	196,605	208,841	470,584	946,581
Total liabilities	533,798	643,912	579,356	435,912	333,509
Net assets	(527,346)	(447,307)	(370,515)	34,672	613,071
Investment income	236	60,647	42,962	1,311	992
Legal, accounting and other professional fees	7,160	28,065	36,173	63,876	12,417
Management and consulting fees	30,000	30,000	120,000	54,000	30,000
Officer wages	10,000	110,000	-	-	25,000
Interest expense	29,012	32,886	25,706	21,413	5,001
Total other gen'l & admin. expenses	4,127	15,381	2,694	6,057	1,294
Investment loss before income taxes	(80,063)	(155,685)	(141,611)	(152,820)	(72,720)
Income taxes	-	-	-	-	-
Realized gain (loss) on investments	-	279,201	(773,182)	(380,194)	(19,161)

Net increase (decrease) in unrealized appreciation (depreciation) on investments	24	(200,308)	509,606	(45,385)	64,681

Net increase (decrease) in net assets resulting from operations	(80,039)	(76,792)	(405,187)	(578,399)	(27,200)

Decrease in net assets per share	$ (0.12)	$ (0.11)	$ (0.58)	$ (0.83)	$ (0.04)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Currently, the Company's investment activity and operations are restricted by its limited working capital position.  Capital required for the Company's investment activities, if available, would be generated from new investments, the sale of portfolio securities or from additional offerings of the Company's restricted and legended common stock, of which there can be no assurance of any success in any of such efforts. The ability of the Company to sell restricted portfolio held securities is dependent on market conditions over which the Company has no control.  The Company had no material commitments for capital expenditures, as of June 30, 2008.

Total assets at the fiscal year end June 30, 2008 amount to $6,452. Net assets as of June 30, 2008 were $(527,346). For the years ended June 30, 2008, 2007, and 2006, the Company's cash flow was dependent primarily upon the sale of investments and certain loans made to the Company by related parties.

The Company's liquidity is affected primarily by the business success, securities prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, along with its ability to borrow funds and make sales of its portfolio securities, when, and to the extent, the Board of Directors decides such sales are appropriate or necessary.

Contractual Obligations

		Due Date
	June 30, 2008	< 1 year	> 1 year

Non-related party notes payable	$ 325,000	$ 325,000	$ -

Related party notes payable:
Quorum Capital, Inc	19,828	19,828	-
First Equity Corporation	23,636	23,636	-
TICO partnership	14,000	14,000	-
Brett Homovec	27,567	25,567	-

Total	$ 410,031	$ 410,031	$ -

Material Changes in Financial Condition

On June 30, 2008 the total fair value of investments was $5,375 compared to $5,351 at June 30, 2007.

Liabilities decreased by $110,114 during fiscal year 2008.  This was mainly due to the payment of notes payable to related parties, interest payable, and accrued management fees.

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

Results of Operations

Fiscal year 2008 compared to fiscal year 2007

The Company recorded $236 of income during fiscal year 2008 compared to $60,647 for 2007.  The change is mainly due to lack of consulting income for 2008.

Net investment loss was $80,063 and $155,685 for the fiscal years 2008 and 2007 respectively. The decrease is due to the decrease in officer wages, professional fees, interest expense related-party and other general and administrative expenses.

Officer wages were $10,000 for the fiscal year 2008 compared to $110,000 for the fiscal year 2007.  Legal and professional expense was $7,160 and $28,065 for the fiscal years 2008 and 2007, respectively.  Management fees were $30,000 for each year, interest expense was $22,812 and $22,660; interest expense related-party was $6,200 and $10,226 for fiscal years 2008 and 2007, respectively.  Other general and administrative expense was $4,127 for fiscal year 2008 compared to $15,381 for fiscal year 2007.

Realized gain on investments was $279,201 for fiscal year 2007 and there was no realized gain for 2008.  Net increase (decrease) in unrealized appreciation (depreciation) on investments was $24 for 2008 compared to $(200,308) for 2007.  This change was caused by the Williams Controls investment, which was sold in June 2007.  Net assets decreased $80,039 and $76,792 during 2008 and 2007, respectively.

Fiscal year 2007 compared to fiscal year 2006

The Company recorded $60,647 in investment income for fiscal year 2007, compared to $42,962 of investment income recorded in 2006. The change is mainly due to increase in consulting income, additional income from the sales of some travel incentives to third parties, and the extinguishment of some liabilities.

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

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2008. Based on that evaluation, our current CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008.  The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2008 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management is in the process of correcting the above deficiencies by taking the following steps:

Management is working on filing with the SEC all of the Company’s past due filings.  Expected improvement of cash flow will ensure that the audits and reviews be completed on a timely basis, in order for management to file the reports by the due dates imposed by the SEC rules.

Management will review in advance all the material journal entries, conducting the necessary research in accounting and SEC rules, and consulting with the accountants in advance about specific transactions and journal entries which are considered to have a material impact in the financial statements of the Company.

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

Significant Employees

The Company had no employees during the fiscal year ended June 30, 2008.  Mrs. Majlinda Xhuti, CEO & CFO of the Company serves the office through a management agreement between the Company and Acrodyne Corporation.

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

Eugene Nowak, Esq – Mr. Nowak was elected as a director on May 29, 2008. He is a graduate of the University of Detroit School of Law, where he received is Juris Doctorate degree in 1964.  Since that time, he has been in private law practice, specializing in commercial, corporate, and real estate transitions in the state of Michigan. He has also served on various boards and committees for profit and non-profit organizations. His experience and background have led him into the commercial real estate investment business also.

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

Based solely upon a review of the copies of the reports received by the Company during the fiscal year ended June 30, 2008, and written representations of the persons required to file said reports, the Company’s management concluded that all the directors and executive officers have filed the reports required by Section 16(a) of the Exchange Act.

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to the Company's Chief executive officer for each of the three years ending June 30, 2008, 2007 and 2006. No other person who is currently an executive officer of the Company earned compensation exceeding $100,000 during any of those years.

                                                                 Annual Compensation (in dollars)

                  Awards

                                                                                                                                           Securities

                                                                                                          Other Annual            Underlying

Name and Principal Position          Year          Salary          Bonus     Compensation       Stock Options

None                                              2008                -                -              -                                  -

Brett Homovec                               2007          110,000            -              -                                  -

None*                                            2006               -                 -              -                                  -

* Brett Homovec received consulting fees of $90,000 during the fiscal year 2007.  He was elected as President & CEO effective June 30, 2006.

Option/SAR Grant Table

No stock options or stock appreciation rights were granted during the fiscal year ended June 30, 2008.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

No stock options were exercised during the fiscal year ended June 30, 2008.

Compensation of Directors

The Company has an arrangement with its disinterested non-employee Directors to pay them a fee of $500 for each regular and non-scheduled Board of Directors meeting attended, either in person or by telephone.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information as to each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, the Company's Directors and named Executive Officers, individually, and Executive Officers and Directors as a group, as of March 27, 2009.

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

Item 14.   Principal Accounting Fees and Services

Fees billed for services performed by the independent registered public accounting firm, UHY LLP for each of the years ended June 30, 2008, and 2007, respectively are:

	2008	2007
Audit	$5,500	$ 11,700
Audit Related	-	5,705
Taxes	-	-

The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm.  Through June 30, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leases auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services.  UHY has no full time employees and therefore, none of the audit services performed were provided by full time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

Item 15.    Exhibits, Financial Statements Schedules and Reports on Form 8-K

The following documents are filed as part of this report immediately following the signature page, or are incorporated herein by reference

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Statements of Net Assets as of June 30, 2008 and 2007	F-2
Schedules of Investments as of June 30, 2008 and 2007	F-3, F-4
Statements of Changes in Net Assets for each of the three years in the period ended June 30, 2008	F-5
Statements of Operations for each of the three years in the period ended June 30, 2008	F-6
Statements of Cash Flows for each of the three years in the period ended June 30, 2008	F-7
Notes to Financial Statements	F-8 – F-16
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

Date:   March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities specified and on the dates indicated.

/s/ Brett Homovec, Director                                                                   Date: March 27, 2009

     Brett Homovec, Director

/s/ Salvatore M. Parlatore, Director                                                       Date: March 27, 2009

     Salvatore M. Parlatore, Director

/s/ Eugene Nowak, Director                                                                  Date: March 27, 2009

     Eugene Nowak, Director

/s/ Richard Foisy, Director                                                                    Date: March 27, 2009

     Richard Foisy, Director

/s/ Majlinda Xhuti, Director                                                                   Date: March 27, 2009

     Majlinda Xhuti, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Enercorp, Inc.

We have audited the accompanying statements of net assets and schedules of investments of Enercorp, Inc. as of June 30, 2008 and 2007, and the related statements of changes in net assets, operations, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enercorp, Inc. as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company’s recurring losses, negative cash flows from operations and net capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also discussed in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

Southfield, Michigan

March 23, 2009

F-#

Enercorp, Inc.
Statements of Net Assets

	June 30, 2008	June 30, 2007
Assets
Investments, at fair value, as determined by the Board of Directors, cost of $7,750 at both June 30, 2008 and June 30, 2007	$ 5,375	$ 5,351
Cash	193	190,370
Prepaid expense	884	884
Total assets	6,452	196,605

Liabilities

Notes payable	325,000	325,000
Notes payable - related parties	85,031	151,964
Accounts payable and accrued liabilities	16,126	19,443
Accrued management fees-related party	11,000	67,500
Interest payable-related parties	7,511	13,687
Interest payable-other	89,130	66,318
Total liabilities	533,798	643,912
Commitments and contingencies	-	-
Net Assets	$ (527,346)	$ (447,307)

Analysis of Net Assets
Common stock, no par value: 10,000,000 shares authorized, 695,897 shares issued and outstanding at both June 30, 2008 and June 30, 2007
	1,888,251	1,888,251
Preferred stock, no par value; 1,000,000 shares authorized, zero issued and outstanding	-	-
Accumulated deficit	(2,413,221)	(2,333,158)
Net unrealized depreciation on investments	(2,376)	(2,400)
Net assets (equivalent to $(0.71) and $(0.64) per share based on 695,897 shares of capital stock outstanding)	$ (527,346)	$ (447,307)

See accompanying notes to financial statements

F-#

Enercorp, Inc.
Schedule of Investments as of June 30, 2008

Description of Business		No of Shares	Share Price	Cost/ Equity	Value Before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corp.	Computer Software Product &	1,751	$ 0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.180	150	54	-	54

Total All Companies				$ 7,750	$ 13,356	$ (7,981)	$ 5,375

See accompanying notes to financial statements

Enercorp, Inc.
Schedule of Investments as of June 30, 2007

Description of Business		No of Shares	Share Price	Cost/ Equity	Value Before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video	Computer Software Product &	1,751	$ 0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics	Diagnostic test kits	300	0.100	150	30	-	30

Total All Companies				$ 7,750	$ 13,332	$ (7,981)	$ 5,351

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Changes in Net Assets

For the years ended June 30, 2008, 2007 and 2006

	June 30, 2008	June 30, 2007	June 30, 2006
Decrease in net assets from operations:
Net investment loss	$ (80,063)	$ (155,685)	$ (141,611)
Net realized gain (loss) on investments	-	279,201	(773,182)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	24	(200,308)	509,606

Net decrease in net assets resulting from operations	(80,039)	(76,792)	(405,187)
Net assets
Beginning of the year	(447,307)	(370,515)	34,672
End of the year	$ (527,346)	$ (447,307)	$ (370,515)

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Operations

For the years ended June 30, 2008, 2007 and 2006

	June 30,	June 30,	June 30,
	2008	2007	2006
Revenues
Consulting income-related party	$ -	$ 58,500	$ -
Sale commissions	-	1,670	6,125
Interest income	236	66	-
Income from extinguishment of liabilities	-	411	36,837
Total revenues	236	60,647	42,962
Expenses
Officer wages	10,000	110,000	-
Legal, accounting and other professional fees	7,160	28,065	36,173
Consulting fees – related party	-	-	90,000
Management fees-related party	30,000	30,000	30,000
Interest expense	22,812	22,660	22,840
Interest expense – related parties	6,200	10,226	2,866
Other general and administrative expenses	4,127	15,381	2,694
Total expenses	80,299	216,332	184,573
Investment loss before income tax expense	(80,063)	(155,685)	(141,611)
Income tax expense	-	-	-
Net investment loss	(80,063)	(155,685)	(141,611)

Realized gain (loss) and net increase (decrease) in unrealized appreciation (depreciation) on investments
Net realized gain (loss) on investments	-	279,201	(773,182)
Net increase (decrease) in unrealized appreciation (depreciation) on investments
	24	(200,308)	509,606
	24	78,893	(263,576)
Net decrease in net assets resulting from operations	(80,039)	(76,792)	(405,187)

Decrease in net assets per share	$ (0.12)	$ (0.11)	$ (0.58)

See accompanying notes to financial statements

Enercorp, Inc.
Statements of Cash Flows

For the years ended June 30, 2008, 2007 and 2006

	June 30, 2008	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(80,039)	$ (76,792)	$ (405,187)
Adjustments to reconcile net decrease in net assets to net cash provided by (used in) operating activities:

Proceeds from sale of investments	-	280,550	-
Realized (gain) loss on investments	-	(279,201)	773,182
Net change in unrealized (appreciation) depreciation on investments	(24)	200,308	(509,606)
Note payable issued for consulting fees	-	-	90,000
Increase in other assets	-	(151)	(733)
Increase (decrease) in accounts payable and accrued expenses	(43,181)	54,228	55,808

Gain from extinguishment of note payable	-	-	(30,000)
Total adjustments	(43,205)	255,734	378,651
Net cash provided by (used in) operating activities	(123,244)	178,942	(26,536)

Cash flows from financing activities:
Proceeds from notes payable	-	12,828	27,636
Payments of notes payable	(66,933)	(2,500)	-
Net cash provided by (used in) financing activities	(66,933)	10,328	27,636

Net increase (decrease) in cash	(190,177)	189,270	1,100
Cash, beginning of the year	190,370	1,100	-
Cash, end of the year	$ 193	$ 190,370	$ 1,100

Supplemental disclosure of non-cash transactions:
Note payable issued for consulting fees	$ -	$ -	$ 90,000
Supplemental disclosure of cash flow information:
Interest paid	12,376	-	-
Income taxes paid	-	-	-

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

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1").  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share.  Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted.  We are assessing the potential impact of this FSP on our earnings per share calculation.

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

Note 3.  Earnings (Loss) Per Share

The following information sets forth the computation of basic and diluted net decrease in net assets per common share resulting from operations for each of the years ended June 30, 2008, 2007, and 2006, respectively:

	June 30, 2008	June 30, 2007	June 30, 2006
Numerator:
Decrease in net assets	$ (80,039)	$ (76,792)	$ (405,187)
Denominator: Basic and diluted weighted average shares	695,897	695,897	695,897
Basic and diluted net decrease in net assets per common share resulting from operations	$ (0.12)	$ (0.11)	$ (0.58)

Note 4.  Investments

Sale of Investments

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

Existing Investments

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation (“CPVD”) which was trading publicly at $0.001 per share as of June 30, 2008.  Subsequent to June 30, 2008 this investment was trading at $0.0008 per share.  Management deemed this decline to be permanent.  This investment has been permanently written down by $94,050 to reflect the significant decline in fair value of the investment.  CPVD is a related party to the Company as Mr. Parlatore, director of the Company is also a member of the Board of Directors of CPVD.   Also, on June 30, 2007, the Company wrote down the cost basis of the investment in Vitro Diagnostics, Inc.  The Company recorded a realized loss of $1,350 due to this permanent decline in fair value of this investment.

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

Note 6.  Related Party Transactions

•

Notes Payable-Related Parties

The following table represents all outstanding related party notes payable and accrued interest at June 30, 2008 and 2007:

	June 30, 2008		June 30, 2007
Name	Principal	Interest	Principal	Interest	Security	Interest	Due date

Quorum Capital, Inc.	$ 19,828	$ 1,761	$ 26,828	$2,976	Investments	7%	On demand
First Equity Corporation	23,636	1,659	23,636	2,567	Investments	7%	On demand
TICO-Partnership	14,000	983	14,000	1,982	Investments	7%	On demand
Brett Homovec	27,567	3,108	87,500	6,162	Unsecured	7%	On demand
Total	$85,031	$ 7,511	$151,964	$ 13,687

The above three entities are related to Mr. Thomas and Shirley Itin  though direct or indirect common ownership.

The Company paid $7,000 of the note payable due to Quorum Capital, Inc and $59,933 of the note payable due to Mr. Homovec during the fiscal year 2008. Also, the Company made the following interest payments during fiscal year 2008: $2,689 to Quorum Capital, $1,981 to TICO, $2,568 to First Equity, and $5,138 to Mr. Homovec.

The creditors related to these notes have not demanded any payments on them, or the interest accrued on the notes. These investors are willing to extend the terms of the notes, or convert the notes to equity.

•

Accounts Payable-Related Parties

Accrued management fees due to Acrodyne Corporation were $11,000 and $67,500 as of June 30, 2008 and 2007, respectively. The Company paid $86,500 in management fees to Acrodyne during fiscal year 2008.  Acrodyne subleases office space to Enercorp and it supplies the services of the CEO and CFO to the Company.  Related party management fees included in the statements of operations for each of the years ended June 30, 2008, 2007 and 2006 were $30,000.

During 2007, the Company had related party consulting income of $58,500, which includes $20,000 from Ajay Sports, Inc. a former investee of the Company liquidated under bankruptcy proceedings in late 2007, and $38,500 from The Owners Club of America, LLC (“TOCA”), a private real estate company.  Mr. Thomas Itin, a consultant to the Company had a controlling interest in Ajay Sports, Inc., and he has a 50% interest in TOCA.

Note 7.  Income Taxes

The Company adopted, effective July 1, 1992, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes", issued in February 1992.  Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities. For the fiscal years ended June 30, 2008, 2007, and 2006, the Company’s tax expense is $0.

The components of the deferred tax assets and liabilities at June 30, 2008, and 2007 consist of the following:

	June 30, 2008	June 30, 2007
Unrealized loss on investments	$ 264,000	$ 264,000
Capital loss carryover	34,000	34,000
Net operating loss carry forward	454,000	433,000
Accrued interest	31,000	25,000
Valuation allowance	(783,000)	(756,000)
Total net deferred tax assets	$ -	$ -

At June 30, 2008 the Company has a net operating loss carry forward available to offset future taxable income of approximately $1,334,000 that expires during various years starting June 30, 2018.

The Company’s effective income tax rate of 0% differs from the federal statutory rate of 34% for the reasons set forth below for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
Income taxes at the statutory rate	$(27,000)	$ (26,000)	$ (138,000)
Change in valuation allowance	27,000	26,000	138,000
Total income taxes	$ -	$ -	$ -

Note 8: Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2007 and 2006 is unaudited; however, in the opinion of management, all adjustments necessary to fairly state the results of operations for the interim periods have been included.

	Income	Expenses	Net Investment Income/(Loss)	Net Increase (Decrease) in Unrealized Appreciation/ (Depreciation) on Investments	Realized Gain/(Loss) on Investments	Decrease in Net Assets Per Share
Fiscal 2008 – Quarters
30-Sep-07	$ 236	$ 26,672	$ (26,436)	$ (21)	$ -	$ (0.04)
31-Dec-07	-	16,357	(16,357)	42	-	(0.02)
31-Mar-08	-	15,876	(15,876)	24	-	(0.02)
30-Jun-08	-	21,394	(21,394)	(21)	-	(0.04)
	236	80,299	(80,063)	24	-	(0.12)
Fiscal 2007 – Quarters
30-Sep-06	14,170	48,865	(34,695)	9,495	-	(0.04)
31-Dec-06	20,000	66,680	(46,680)	30,500	-	(0.02)
31-Mar-07	15,000	44,724	(29,724)	46,181	-	0.02
30-Jun-07	11,477	56,063	(44,586)	(286,484)	279,201	(0.07)
	60,647	216,332	(155,685)	(200,308)	279,201	(0.11)
Fiscal 2006 – Quarters
30-Sep-05	4,448	18,396	(13,948)	(36,173)	-	(0.07)
31-Dec-05	-	36,812	(36,812)	(2,492)	-	(0.06)
31-Mar-06	917	19,559	(18,642)	(22,044)	-	(0.06)
30-Jun-06	37,597	109,806	(72,209)	570,315	(773,182)	(0.39)
	$ 42,962	$ 184,573	$ (141,611)	$ 509,606	$ (773,182)	$ (0.58)

 Note 9.  Subsequent Events

               Entry into a Material Definitive Agreement

On September 29, 2008, Enercorp, Inc. (“Enercorp”) entered into a binding letter of intent (the “Binding Letter of Intent”) with American Plastics Processing Products, Inc. (“AP3”) and its President, Mr. DiNello, setting forth the principal terms on which AP3 will make an investment in Enercorp.  As part of this investment, Enercorp will obtain a $500,000 secured line of credit, 500,000 shares of common stock of LBO Capital Corp. 250,000 shares of common stock of EDEN Research, PLC (a publicly listed company in the United Kingdom), and $250,000 worth of AP3 common stock.  In exchange, AP3 will obtain approximately 3,083,333 shares of common stock of Enercorp.  The Binding Letter of Intent does not set forth all of the terms related to this transaction, and Enercorp and AP3 agree to negotiate in good faith such other terms as well as definitive documents as appropriate to evidence this transaction.  Unless otherwise agreed, Enercorp and AP3 are expected to consummate this transaction as soon as possible.

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

Note 10. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the years ended June 30, 2008 and 2007, the Company incurred a net decrease in net assets from operations of $80,039 and $76,792, respectively. As of June 30, 2008 and 2007 the Company had net assets of ($527,346) and ($447,307), respectively.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitability. Until the Company is able to generate positive operating cash flows, additional funds will be required to support operations. The Company believes that the new financing to be obtained (See Note 9) will be sufficient to enable them to continue as a going concern through June 30, 2009. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Also see Note 9 — Subsequent Events.

#

____________________________________________________________________________________________

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

#

____________________________________________________________________________________________

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
Date: March 27, 2009
/s/ Majlinda Xhuti
Chief Executive Officer

#

____________________________________________________________________________________________

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
Date: March 27, 2009
/s/ Majlinda Xhuti
Chief Financial Officer

#

____________________________________________________________________________________________

EXHIBIT 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      I, Majlinda Xhuti, Chief Executive Officer of Enercorp, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 27, 2009

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

1.

the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 27, 2009

/s/Majlinda Xhuti.

Chief Financial Officer