Form 10-Q
period 2008-09-30
ENERCORP INC
filed 2009-04-14
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                             Yes           No   X

The number of shares outstanding of the registrant’s common stock as of September 30, 2008 was 695,897.

Item 1:   Financial Statements

Enercorp, Inc.

Statements of Net Assets

ASSETS	September 30, 2008 (Unaudited)	June 30, 2008

Investments, at fair value, as determined by the Board of Directors, cost of $7,750 at both September 30, 2008 and June 30, 2008	$ 5,363	$ 5,375
Cash	1,157	193
Prepaid expense	13,649	884
Total assets	20,169	6,452

LIABILITIES

Notes payable	325,000	325,000
Notes payable-related parties	85,031	85,031
Accounts payable and accrued liabilities	36,291	16,126
Accrued management fees-related party	18,500	11,000
Interest payable-related parties	9,012	7,511
Interest payable-non related parties	94,864	89,130
Other liability-deposit	30,000	-
Commitments and contingencies	-	-
Total liabilities	598,698	533,798

NET ASSETS	(578,529)	(527,346)

ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized, 695,897 shares issued and outstanding at both September 30, 2008 and June 30, 2008.	1,888,251	1,888,251
Preferred Stock, no par value, 1,000,000 shares authorized, zero issued and outstanding	-	-
Accumulated deficit	(2,464,392)	(2,413,221)
Net unrealized depreciation on investments	(2,388)	(2,376)
Net assets (equivalent to $(0.83) and $(0.76) per share based on 695,897 shares of common stock outstanding)	$ (578,529)	$ (527,346)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of September 30, 2008

 (Unaudited)

Description of Business		No of Shares	Price per Share	Cost/ Equity	Value before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	$ 0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.140	150	42	-	42

Total All Companies				$ 7,750	$ 13,344	$ (7,981)	$ 5,363

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of June 30, 2008

Description of Business		No of Shares	Share Price	Cost/ Equity	Value Before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corp.	Computer Software Product &	1,751	$0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.180	150	54	-	54

Total All Companies				$ 7,750	$ 13,356	$ (7,981)	$ 5,375

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Changes in Net Assets (Unaudited)

	Three Months ended September 30, 2008	Three Months ended September 30, 2007
Decrease in net assets from operations:
Net investment loss	$ (51,171)	$ (26,436)
Net increase in unrealized depreciation on investments	(12)	(21)

Net decrease in net assets resulting from operations	(51,183)	(26,457)
Net assets
Beginning of the period	(527,346)	(447,307)
End of period	$ (578,529)	$ (473,764)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Operations (Unaudited)

	Three months ended September 30,
	2008	2007
REVENUES
Miscellaneous income	$ 5	$ 236
Total revenues	5	236

EXPENSES
Officer compensation	-	10,000
Legal , accounting & other professional fees	35,523	585
Management fees - related party	7,500	7,500
Interest expense	5,734	5,734
Interest expense- related parties	1,500	1,732
Other general & administrative expenses	919	1,121
Total expenses	51,176	26,672
Investment loss before income tax expense	(51,171)	(26,436)
Income tax expense	-	-
Net investment loss	(51,171)	(26,436)

Net increase in unrealized depreciation on investments, net of $0 taxes	(12)	(21)
Net decrease in net assets resulting from operations	$ (51,183)	$ (26,457)
Decrease in net assets per share	$ (0.074)	$ (0.038)
Weighted average shares outstanding	695,897	695,897

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$ (51,183)	$ (26,457)
Adjustments to reconcile net decrease in net
assets to net cash provided by (used in) operating activities:

Net change in unrealized (appreciation) depreciation on investments	12	21
Increase in other assets	(12,765)	(2,651)
Increase in accounts payable
and accrued expenses	34,900	(78,934)
Increase in other liabilities	30,000	-
Total adjustments	52,147	(81,564)
Net cash provided by (used in) operating activities	964	(108,021)

Cash flows from financing activities:
Payments of notes payable	-	(66,932)
Net cash (used in) financing activities	-	(66,932)

Net increase (decrease) in cash	964	(174,953)
Cash, beginning of period	193	190,370
Cash, end of period	$ 1,157	$ 15,417

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 12,376

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Notes to the Unaudited Financial Statements

Note 1:  Financial Statements

The financial data presented herein is unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Enercorp, Inc.  All of these adjustments are of normal recurring nature.  Results of interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2008. For purposes of this report, "Enercorp", the "Company", "we", "our", "us" or similar references mean Enercorp, Inc., unless the context requires otherwise.

Note 2:  Investments

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation (“CPVD”), which were trading publicly at $0.001 per share as of September 30, 2008. Subsequent to September 30, 2008 this investment was trading below that price. Management deemed some of this decline to be permanent.  This investment has been permanently written down by $94,050 to reflect the significant decline in its fair market value. Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

Note 3:  Fair value measurements

Effective January 1, 2008, the Company adopted SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.  The Company has elected the option to defer the effective date of SFAS No. 157 as it pertains to non-financial assets and liabilities to January 1, 2009.

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair  value might fall in different levels of the fair value hierarchy.   SFAS 157 requires that certain liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety.  Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value of the hierarchy.  The Company classifies the fair value balances based on the fair value hierarchy defined by SFAS No. 157 as follows:

Level 1.  Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

Level 2.   Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3.  Consist of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2008 and the hierarchy in which these assets and liabilities are classified:

Net balance at

Assets:

Level 1

Level 2

Level 3

September 30, 2008

Investments:

$5,363

$    -

$   -

$5,363

Total assets at fair value

$5,363

$   -

$   -

$5,363

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The Company has not made any payments to Acrodyne during the three-month period ended September 30, 2008. The balance of accrued fees due to Acrodyne Corporation was $18,500 as of September 30, 2008. Acrodyne and Enercorp share the same office space and have common ownership.

Note 5:  Income tax expense

There was no income tax expense for the three months ended September 30, 2008 and 2007. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of permanent book-tax differences and changes in deferred tax valuation allowances.

Note 6:  Liabilities

The following schedule represents detailed liabilities as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008

Notes payable	$ 325,000	$ 325,000
	325,000	325,000
Notes payable-related parties:
Note payable-TICO	14,000	14,000
Note payable-First Equity Corporation	23,636	23,636
Note payable-Quorum Capital	19,828	19,828
Note payable - Brett Homovec	27,567	27,567
	85,031	85,031

Accounts payable	36,847	16,126
Accrued management fees - related party	18,500	11,000
Other liability-deposit	30,000	-
Interest payable:
Interest payable-Quorum Capital	2,112	1,761
Interest payable-TICO	1,230	983
Interest payable-First Equity Corporation	2,076	1,659
Interest payable - Brett Homovec	3,594	3,108
Interest payable-Current	94,864	89,130
	$ 103,876	$ 96,641

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

Note 7: Recently Enacted Pronouncements

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

Note 8 :  New Agreements

On September 29, 2008, Enercorp, Inc. (“Enercorp”) entered into a binding letter of intent (the “Binding Letter of Intent”) with American Plastics Processing Products, Inc. (“AP3”) and its President, Mr. DiNello, setting forth the principal terms on which AP3 will make an investment in Enercorp.  As part of this investment, Enercorp will obtain a $500,000 secured line of credit, 500,000 shares of common stock of LBO Capital Corp., 250,000 shares of common stock of EDEN Research, PLC (a publicly listed company in the United Kingdom), and $250,000 worth of AP3 common stock.  In exchange, AP3 will obtain approximately 3,083,333 shares of common stock of Enercorp.  The Binding Letter of Intent does not set forth all of the terms related to this transaction, and Enercorp and AP3 agree to negotiate in good faith such other terms as well as definitive documents as appropriate to evidence this transaction.  Consummation of this transaction was expected to occur in January 2009, however due to some unexpected delays the transaction is set to close by late spring.

As conditions of this transaction, Enercorp must, among other things, use commercially reasonable efforts to become fully compliant with all federal and state laws by which it is governed, including the regulations promulgated by the Securities and Exchange Commission.  Enercorp must also use commercially reasonable efforts to obtain agreements from current debt holders to convert approximately $500,000 of debt into 2,500,000 shares of common stock of Enercorp.

Note 9 :  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the year ended June 30, 2008, the Company incurred a net decrease in net assets from operations of $80,039 and for the three months ended September 30, 2008, the Company incurred a net decrease in net assets from operations of $51,183.  As of September 30, 2008 the Company had net assets of $(578,529).

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to establish profitability.  Until the Company is able to generate positive operating cash flows, additional funds will be required to support operations.  The Company believes that the new financing obtained (See Note 8) will be sufficient to enable them to continue as a going concern through June 30, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

The Company’s liquidity is affected primarily by the business success, securities’ prices and marketability of its investee companies and by the amount and timing of new or incremental investments it makes, as well as the availability of borrowing under its credit lines.

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation, which were trading publicly at $0.001 per share as of September 30, 2008. Subsequent to September 30, 2008 this investment was trading below that price. Management deemed some of this decline to be permanent.  This investment was permanently written down by $94,050 to reflect the significant decline in its fair market value.

Current liabilities increased by $64,900 and the net asset value decreased by $51,183 during the three month period ended September 30, 2008. Net asset value per share decreased from $(0.76) to $(0.83) during this three month period.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position. The Company had no material commitments for capital expenditures, as of September 30, 2008.  On September 29, 2008, Enercorp, Inc. (“Enercorp”) entered into a binding letter of intent (the “Binding Letter of Intent”) with American Plastics Processing Products, Inc. (“AP3”) and its President, Mr. DiNello, setting forth the principal terms on which AP3 will make an investment in Enercorp.  As part of this investment, Enercorp will obtain a $500,000 secured line of credit, 500,000 shares of common stock of LBO Capital Corp. 250,000 shares of common stock of EDEN Research, PLC (a publicly listed company in the United Kingdom), and $250,000 worth of AP3 common stock.  In exchange, AP3 will obtain approximately 3,083,333 shares of common stock of Enercorp.  The Binding Letter of Intent does not set forth all of the terms related to this transaction, and Enercorp and AP3 agree to negotiate in good faith such other terms as well as definitive documents as appropriate to evidence this transaction.  Consummation of this transaction was expected to occur in January 2009, however due to some unexpected delays the transaction is set to close by late spring.  This investment will enhance Enercorp’s ability to continue to position itself as a viable business development company.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

The Company had a net investment loss of $51,171 for the three month period ended September 30, 2008 as compared to a net investment loss of $26,436 for the three month period ended September 30, 2007.  The increase in losses for the three month period ended September 30, 2008 is mainly due to increase in accounting expense.  Enercorp has filed many past financial reports during 2008, which explains the reason for the accounting fees.

Officer compensation decreased by $10,000, during the three months ended September 30, 2008.   Professional accounting expense increased $34,938 for this period.  Interest expense and general and administrative expense did not have a significant change for this three-month period compared to the same period last year.

The Company had $(12) and $(21) of unrealized depreciation on investment for the three-month periods ended September 30, 2008 and 2007, respectively. The change is mainly due to CompuSonics Video investment.

The Company had a $0.074 and $0.038 decrease in net assets per share for the three-month periods ended September 30, 2008 and 2007, respectively.

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

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2008. Based on that evaluation, our current CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended September 30, 2008 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Date: April 14, 2009

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

Date: April 14, 2009

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

Date: April 14, 2009

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2009

/s/Majlinda Xhuti

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2009

/s/Majlinda Xhuti.

Chief Financial Officer