Form 10-Q
period 2008-12-31
ENERCORP INC
filed 2009-04-14
CIK 313116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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

Yes        No   X

The number of shares outstanding of the registrant’s common stock as of December 31, 2008 was 695,897.

PART I

Item 1:   Financial Statements

Enercorp, Inc.

Statements of Net Assets

ASSETS	December 31, 2008 (Unaudited)	June 30, 2008

Investments, at fair value, as determined by the Board of Directors, cost of $7,750 at both December 31, 2008 and June 30, 2008	$ 5,330	$ 5,375
Cash	86	193
Prepaid expense	2,652	884
Total assets	8,068	6,452

LIABILITIES

Notes payable	325,000	325,000
Notes payable-related parties	85,031	85,031
Accounts payable and accrued liabilities	55,584	16,126
Accrued management fees-related party	26,000	11,000
Interest payable-related parties	10,512	7,511
Interest payable-non related parties	100,599	89,130
Other liability-deposit	30,000	-
Commitments and contingencies	-	-
Total liabilities	632,726	533,798

NET ASSETS	(624,658)	(527,346)

ANALYSIS OF NET ASSETS:
Common stock, no par value: 10,000,000 shares authorized, 695,897 shares issued and outstanding at both December 31, 2008 and June 30, 2008.	1,888,251	1,888,251
Preferred Stock, no par value, 1,000,000 shares authorized, zero issued and outstanding	-	-
Accumulated deficit	(2,510,488)	(2,413,221)
Net unrealized depreciation on investments	(2,421)	(2,376)
Net assets (equivalent to $(0.90) and $(0.76) per share based on 695,897 shares of common stock outstanding)	$ (624,658)	$ (527,346)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of December 31, 2008

 (Unaudited)

Description of Business		No of Shares	Price per Share	Cost/ Equity	Value before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corporation	Computer Software Product &	1,751	0.0006	$ -	$ 1		$ 1
	Web Site Development	9,500,000	0.0006	7,600	5,700	(380)	5,320
				7,600	5,701	(380)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.030	150	9		9

Total All Companies				$ 7,750	$ 5,710	$ (380)	$ 5,330

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Schedule of Investments as of June 30, 2008

Description of Business		No of Shares	Share Price	Cost/ Equity	Value Before Discount	Discount	Fair Value
Affiliated Companies
Common Stocks-Public Market Method of Valuation
CompuSonics Video Corp.	Computer Software Product &	1,751	$0.001	$ -	$ 2	$ (1)	$ 1
	Web Site Development	9,500,000	0.001	7,600	13,300	(7,980)	5,320
				7,600	13,302	(7,981)	5,321
Unaffiliated Companies
Common Stocks-Public Market Method of Valuation

Vitro Diagnostics, Inc.	Diagnostic test kits	300	0.180	150	54	-	54

Total All Companies				$ 7,750	$ 13,356	$ (7,981)	$ 5,375

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Changes in Net Assets (Unaudited)

	Six Months ended December 31, 2008	Six Months ended December 31, 2007
Decrease in net assets from operations:
Net investment loss	$ (97,267)	$ (42,793)
Net (increase) decrease in unrealized depreciation on investments	(45)	21

Net decrease in net assets resulting from operations	(97,312)	(42,772)
Net assets
Beginning of the period	(527,346)	(447,307)
End of period	$ (624,658)	$ (490,079)

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Operations (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
REVENUES
Miscellaneous income	$ -	$ -	$ -	$ 236
Total revenues	-	-	-	236

EXPENSES
Officer compensation	-	-	-	10,000
Legal , accounting & other professional fees	30,032	450	65,555	1,035
Management fees - related party	7,500	7,500	15,000	15,000
Interest expense	5,734	5,735	11,468	11,469
Interest expense- related parties	1,500	1,499	3,001	3,231
Other general & administrative expenses	1,329	1,173	2,243	2,294
Total expenses	46,095	16,357	97,267	43,029
Investment loss before income tax expense	(46,095)	(16,357)	(97,267)	(42,793)
Income tax expense	-	-	-	-
Net investment loss	(46,095)	(16,357)	(97,267)	(42,793)

Net (increase) decrease in unrealized depreciation on investments, net of $0 taxes	(33)	42	(45)	21
Net decrease in net assets resulting from operations	(46,128)	(16,315)	(97,312)	(42,772)
Decrease in net assets per share	$ (0.066)	$ (0.023)	$ (0.140)	$ (0.061)
Weighted average shares outstanding	695,897	695,897	695,897	695,897

See accompanying notes to unaudited financial statements

Enercorp, Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Cash flows used in operating activities:
Net decrease in net assets resulting from operations	$ (97,312)	$ (42,772)
Adjustments to reconcile net decrease in net
assets to net cash used in operating activities:

Net change in unrealized (appreciation) depreciation on investments	45	(21)
Increase in other assets	(1,768)	(5,767)
Increase in accounts payable and accrued expenses	68,928	(74,468)
Increase in other liabilities	30,000	-
Total adjustments	97,205	(80,256)
Net cash used in operating activities	(107)	(123,028)

Cash flows from financing activities:
Payments of notes payable	-	(66,932)
Net cash (used in) financing activities	-	(66,932)

Net decrease in cash	(107)	(189,960)
Cash, beginning of period	193	190,370
Cash, end of period	$ 86	$ 410

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ 12,376

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

Note 2.  Investments

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation (“CPVD”), which were trading publicly at $0.001 per share as of December 31, 2008. Subsequent to December 31, 2008 this investment was trading below that price. Management deemed some of this decline to be permanent.  This investment has been permanently written down by $94,050 to reflect the significant decline in its fair market value. Mr. Parlatore, director of the Company, is also a member of the Board of Directors of CPVD.

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

Net balance at

Assets:

Level 1

Level 2

Level 3

December 31, 2008

Investments:

$5,330

$    -

$   -

$5,330

Total assets at fair value

$5,330

$   -

$   -

$5,330

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

Enercorp has an agreement with Acrodyne Corporation to pay a $2,500 per month management fee for office space and services including accounting and financial reporting. The Company has not made any payments to Acrodyne during the six-month period ended December 31, 2008. The balance of accrued fees due to Acrodyne Corporation was $26,000 as of December 31, 2008. Acrodyne and Enercorp share the same office space and have common ownership.

Note 5:  Income tax expense

There was no income tax expense for the six months ended December 31, 2008 and 2007. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of permanent book-tax differences and changes in deferred tax valuation allowances.

Note 6:  Liabilities

The following schedule represents detailed liabilities as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008

Notes payable	$ 325,000	$ 325,000
	325,000	325,000
Notes payable-related parties:
Note payable-TICO	14,000	14,000
Note payable-First Equity Corporation	23,636	23,636
Note payable-Quorum Capital	19,828	19,828
Note payable - Brett Homovec	27,567	27,567
	85,031	85,031

Accounts payable	55,584	16,126
Accrued management fees - related party	26,000	11,000
Other liability-deposit	30,000	-
Interest payable:
Interest payable-Quorum Capital	2,461	1,761
Interest payable-TICO	1,477	983
Interest payable-First Equity Corporation	2,493	1,659
Interest payable - Brett Homovec	4,081	3,108
Interest payable-Current	100,599	89,130
	$ 111,111	$ 96,641

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

Note 8:  New Agreements

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

Note 9:  Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the year ended June 30, 2008, the Company incurred a net decrease in net assets from operations of $80,039 and for the six months ended December 31, 2008, the Company incurred a net decrease in net assets from operations of $97,312.  As of December 31, 2008 the Company had net assets of $(624,658).

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

The Company owns 9,501,751 shares of a related party, CompuSonics Video Corporation, which were trading publicly at $0.001 per share as of December 31, 2008. Subsequent to December 31, 2008 this investment was trading below that price. Management deemed some of this decline to be permanent.  This investment was permanently written down by $94,050 to reflect the significant decline in its fair market value.

Current liabilities increased by $98,928 and the net asset value decreased by $97,312 during the six month period ended December 31, 2008. Net asset value per share decreased from $(0.76) to $(0.90) during this six month period.

Liquidity and Capital Resources.

Currently, the Company's investment activity and operations are restricted by its limited working capital position. The Company had no material commitments for capital expenditures, as of December 31, 2008.  On September 29, 2008, Enercorp, Inc. (“Enercorp”) entered into a binding letter of intent (the “Binding Letter of Intent”) with American Plastics Processing Products, Inc. (“AP3”) and its President, Mr. DiNello, setting forth the principal terms on which AP3 will make an investment in Enercorp.  As part of this investment, Enercorp will obtain a $500,000 secured line of credit, 500,000 shares of common stock of LBO Capital Corp. 250,000 shares of common stock of EDEN Research, PLC (a publicly listed company in the United Kingdom), and $250,000 worth of AP3 common stock.  In exchange, AP3 will obtain approximately 3,083,333 shares of common stock of Enercorp.  The Binding Letter of Intent does not set forth all of the terms related to this transaction, and Enercorp and AP3 agree to negotiate in good faith such other terms as well as definitive documents as appropriate to evidence this transaction.  Consummation of this transaction was expected to occur in January 2009, however due to some unexpected delays the transaction is set to close by late spring.  This investment will enhance Enercorp’s ability to continue to position itself as a viable business development company.

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007.

The Company had a net investment loss of $46,095 for the three-month period ended December 31, 2008 as compared to a net investment loss of $16,357 for the three-month period ended December 31, 2007.  The increase in losses for the 2008 period is mainly due to increase in legal and professional expense.  Enercorp has filed many past financial reports during 2008, which explains the reason for legal and accounting fees.

Legal and professional expense increased $29,582 for this period.  Interest expense and general and administrative expense did not have a significant change for this three-month period compared to the same period last year.

The Company had respectively $(33) and $(42) of unrealized depreciation and appreciation on investment for the three-month periods ended December 31, 2008 and 2007. The change is mainly due to CompuSonics Video and Vitro Diagnostics investment.

The Company had a $0.066 and $0.023 decrease in net assets per share for the three-month periods ended December 31, 2008 and 2007, respectively.

Six months ended December 31, 2008 compared to six months ended December 31, 2007.

The Company had a net investment loss of $97,267 for the six-month period ended December 31, 2008 as compared to a net investment loss of $42,793 for the six-month period ended December 31, 2007.  The increase in losses for the 2008 period is mainly due to increase in legal and professional expense.  Enercorp has filed many past financial reports during 2008, which explains the reason for legal and accounting fees.

Officer compensation decreased by $10,000, during the six months ended December 31, 2008.   Legal and professional expense increased $64,520 for this period.  Interest expense and general and administrative expense did not have a significant change for this six-month period compared to the same period last year.

The Company had respectively $45 and $21 of unrealized depreciation and appreciation on investment for the six-month periods ended December 31, 2008 and 2007. The change is mainly due to CompuSonics Video and Vitro Diagnostics investment.

The Company had a $0.140 and $0.061 decrease in net assets per share for the six-month periods ended December 31, 2008 and 2007, respectively.

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

Our management, with the participation of Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2008. Based on that evaluation, our current CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

The Company has not filed on a timely basis, certain of its quarterly Forms 10-Q and annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as such term defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended December 31, 2008 to which this report relates that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

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

1.

the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 to which this statement is furnished as an exhibit (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2009

/s/Majlinda Xhuti

Chief Financial Officer